Form 10-K
period 2016-01-31
SEACHANGE INTERNATIONAL INC
filed 2016-04-13
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2016

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

Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2015, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $216,979,487. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 4, 2016 was 34,358,152.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement filed no later than 120 days after the Company’s fiscal year end pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this Annual Report on Form 10-K (“Form 10-K”) of SeaChange International, Inc. (“SeaChange,” the “Company,” “us,” or “we”), including, but not limited to the statements contained in Item 1., “Business,” and Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements contained in other reports that we have filed with the Securities and Exchange Commission (“SEC”), external documents and oral presentations, which are not historical facts, are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements which may be expressed in a variety of ways, including the use of forward looking terminology such as “believe,” “expect,” “seek,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our transition to being a company that primarily provides software solutions, the effect of certain legal claims against us, projected changes in our revenues, earnings and expenses, exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes, general market conditions, our continued limited number of customers, geographic location of sales and a reduction in workforce and the impact thereof. We do not undertake any obligation to publicly update any forward-looking statements.

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

GENERAL

SeaChange International, Inc., a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multiscreen video. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for cable television system operators, telecommunications companies, satellite operators and media companies. We sell our software products and services worldwide, primarily to television service providers including: cable television system operators, such as Liberty Global, plc. (“LGI”), Comcast Corporation (“Comcast”), Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Frontier Communications Corporation; satellite operators such as Direct TV and Dish Network Corporation; and media companies such as BBC Worldwide.

Our products and services are designed to enable our customers to reduce capital and operating expenses, reduce subscriber turnover, and increase average revenue per subscriber by establishing new, software-as-a-service (“SaaS”) revenue-generating subscription video services and advertising. Using our products and services, we believe customers can increase revenues by offering services such as video-on-demand (“VOD”) programming on a variety of consumer devices, including televisions (“TVs”), mobile telephones (“smart phones”), personal computers (“PCs”), tablets and over-the-top (“OTT”) streaming players. Our systems enable service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

SeaChange serves an exciting global marketplace where multiscreen viewing is increasing, consumer device options are evolving rapidly, and viewer habits are shifting. The primary thrust of our business has been to enable the delivery of video assets in the evolving multiscreen television environment. Through acquisitions and partnerships, we have expanded our capabilities, products and services to address the delivery of content to devices other than television set-top boxes, namely PCs, tablets, smart phones and OTT streaming players. We believe that our strategy of expanding into adjacent product lines will also position us to further support and maintain our existing service provider customer base. Providing our customers with more technologically advanced software platforms enables them to further reduce their infrastructure costs, improve reliability and expand service offerings. Additionally, we believe we are well positioned to capitalize on new customers entering the multiscreen marketplace and increasingly serve adjacent markets, such as mobile and OTT. Our core technologies provide a foundation for products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber interactivity.

We have received several awards for technological excellence, including three Emmy Awards for our pivotal roles in the growth of volume service provider businesses including VOD and multi-channel television advertising. Last fiscal year, we won the Technology Services Industry Association STAR award for Best Practices in the Delivery of Customer Success and Support and our Rave premium OTT video platform was recognized with a 2015 TV Connect Award and a 2015 Cable & Satellite International Award. Our achievements on behalf of certain customers have also received significant market recognition including winning the Liberty Global Vendor Award for Best Product & Service Quality and the Cable Europe Innovation Award for cable operator Voo’s multiscreen service launch.

Effective April 6, 2016, Edward Terino, who previously served as our Chief Operating Officer, was appointed Chief Executive Officer (“CEO”) of SeaChange, following the termination without cause of Jay Samit as CEO and Director, as previously reported in a Current Reports on Form 8-K (“Form 8-K”) filed with the Securities and Exchange Commission (“SEC”) on April 7, 2016.

PRODUCTS AND SERVICES

Our business is comprised of focus across the following product areas: multiscreen video backoffice, advertising and video gateway software solutions. Our revenue sources consist of product revenue from these areas, as well as related services.

Multiscreen Video Backoffice

SeaChange Adrenalin Multiscreen Video Backoffice Platform. Adrenalin is a comprehensive software platform that enables service providers to manage, monetize and deliver a seamless viewing experience to subscribers across TVs, PCs, tablets, smart phones and other IP-enabled devices. Adrenalin is a modular software solution allowing customers to gradually adopt new functionality and features to expand multiscreen television distribution capabilities. We offer our Adrenalin platform under two deployment options; through onsite software licenses and on a cloud-based offering. With an onsite software license model, revenue is derived from perpetual software licenses, maintenance and support fees and professional services. In a cloud-based offering, we license our product offerings and customers pay us on a monthly recurring basis based on the total number of subscribers deployed by the customer.

SeaChange AssetFlow Content Management Solution. In today’s multiscreen viewing platform, a show, movie or advertisement and its associated metadata, such as poster, description and pricing, are reproduced with numerous variants to serve the unique requirements of multiple network types, consumer devices and geographies. At the point of content ingest, our AssetFlow software is used to receive, manage and publish content for on-demand viewing on televisions, tablets, PCs and other consumer devices. AssetFlow simplifies the increasingly complex tasks of movie and television program asset tracking, metadata management, and overall content workflow.

SeaChange Rave™ Premium OTT Video Platform. Our Rave premium OTT video platform (“Rave”) offering provides a managed services offering for our customers. Rave enables live, time-shifted, pay-per-view, on-demand video services and storefront creation. Advanced content recommendations, discovery and social media are enabled through SeaChange’s user experience and third-party applications. Rave includes services, tools and integrations for OTT content workflow, media management and analytics. Rave also enables video and interactive cross-device advertising throughout individual streams and user experiences. Advanced content promotion and monetization features include download to purchase and rent, subscription packaging and couponing. Through these features, Rave allows media companies and service providers to fully integrate with the connected consumer lifestyle and create a deeper audience relationship to project their brand and create pertinent, contextual promotions and advertising.

Advertising

SeaChange Infusion Advanced Advertising Platform. As more video content is served to multiple consumer devices, the ability to generate additional revenue by inserting advertising on these devices becomes crucial to service providers seeking to offset content rights costs and reduce subscriber fees for viewing the content. Infusion enables service providers to maximize advertising revenue across multiscreen, broadcast, on-demand and OTT viewing and reach their audiences while viewers watch content across multiple devices.

Video Gateway Software

Nucleus. Nucleus ports to third-party set-top boxes, or other customer premises equipment hardware and system on a chip, and acts as a hub for all video distribution to any IP- connected device throughout the home, such as tablets, smart phones and game consoles. SeaChange capitalized on open software and networking technologies to create Nucleus, a fully customizable foundation for rich multiscreen services running on the chipset and hardware. Nucleus enables the service providers to select the chipset, hardware and set-top box vendor of their choice. Nucleus extends providers’ video services to a wide range of video consumer devices through its support for Digital Living Network Alliance networking protocols, and enables them to enhance their overall offering by providing the framework for the introduction of new applications. Further, Nucleus leverages the industry Reference Design Kit, a technology standard that enables the video service provider community to take advantage of open technologies to more rapidly introduce and support service innovations.

Services

SeaChange offers comprehensive professional services and maintenance and support for all its products. We have developed extensive capabilities in systems integration, implementation and customer engineering. We also offer managed services with advantages, including remote monitoring and proactive system maintenance, to help our customers quickly and confidently establish new on-demand and multiscreen services.

STRATEGY

Our goal is to strengthen our position as a leading global provider of multiscreen video delivery solutions by enabling service providers and content owners to increase revenue opportunities by delivering transformative multiscreen video services to their end subscribers. Key elements of our strategy include:

•	We intend to continue providing our current and future customer base with industry-leading solutions through our focus on product innovation and substantial investment in research and development for our latest feature-rich software products and services;

•	We intend to provide pre-packaged integrated solutions with the goal of better enabling new and existing customers to drive the adoption of Rave and SaaS commercial models through service offerings hosted and/or managed by us;

•	We intend on continuing to pursue acquisitions and collaborations which we believe will strengthen our industry leadership position, expand our geographic presence, open new markets or allow us to expand to new products or services, or enhance our existing ones;

•	We may enter into strategic relationships to help our customers address deficiencies in their market space;

•	Although our initial sale with a service provider may be for a single screen and device, once a service provider deploys services using our Adrenalin platform, we believe we are well positioned to sell additional features to that service provider to help them expand the number of devices in their customers’ households; and

•	Our customers are located worldwide and include top service providers. We believe we are well positioned to grow by adding customers in regions where we already have a strong presence and by expanding our geographic footprint in Asia Pacific and Latin America. In addition, we intend to penetrate more deeply into other markets such as mobile, satellite, telecommunications and media companies.

RESEARCH AND DEVELOPMENT

Our research and development costs were $33.7 million in fiscal 2016, $42.2 million in fiscal 2015 and $39.7 million in fiscal 2014. We believe that our success will depend on our ability to develop and introduce timely new integrated solutions and enhancements to our existing products that meet changing customer requirements in our current and future customer base as well as new markets. We have made substantial investments in developing and bringing to market our next generation products. Our current research and development activities are focused on developing multiscreen television platforms, video gateway software and advertising solutions in the multiscreen video backoffice market, and integrating the solutions we currently offer. Our direct sales and marketing groups closely monitor changes in customer needs, changes in the marketplace and emerging industry standards to help us focus our research and development efforts to address our customers’ needs, such as increasing average revenue per subscriber, lowering operating and capital costs and reducing customer churn. Our significant research and development efforts are performed in the United States at our Acton, Massachusetts headquarters as well as our sites in California and Pennsylvania; and worldwide in Bangalore, India; Manila, Philippines and Eindhoven, Netherlands.

During fiscal 2016, we continued the focus of our research and development efforts on the next generation software platforms, which are vital to our customers’ success. We achieved this by further increasing our investment in our software products for multiscreen video and video gateway software platforms, while reducing our investment in certain legacy product lines. As of January 31, 2016, we had a research and development staff of 294 employees.

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

We use several marketing programs to focus on our targeted markets to support the sale and distribution of our products. We also market certain of our products to systems integrators and value-added resellers. We attend and exhibit our products at a limited number of prominent industry trade shows and conferences and we present our technology at seminars and smaller conferences to promote the awareness of our products. We also publish articles in trade and technical journals. As of January 31, 2016, we had selling and marketing staff of 51 employees.

MANUFACTURING AND QUALITY CONTROL

Our manufacturing operation consists primarily of component and subassembly procurement, systems integration and final assembly, testing and quality control of the complete systems. As of January 31, 2016 we had a manufacturing staff of 10 employees.

OUR CUSTOMERS

We currently sell our products primarily to video service providers, such as cable system operators and telecommunications companies, as well as content providers. Our customer base is highly concentrated among a limited number of large service provider customers. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. For the fiscal year ended January 31, 2016, Comcast and LGI each accounted for more than 10% of our total revenues.

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

In the market for multiscreen video, we compete with various larger companies offering video platforms and applications such as Cisco Systems, Inc., Arris Group Inc., and Ericsson Inc. as well as in-house solutions built by the service provider. In our video gateway software market, we compete with system integrators and gateway software and applications vendors who offer proprietary software and hardware solutions. In the advertisement platform market, we generally compete with Arris Group Inc. In the OTT market, we compete with video platform providers such as thePlatform, MLB Advanced Media and Ooyala. We expect the competition in each of the markets in which we operate to intensify in the future as existing and new competitors with significant market presence and financial resources.

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

PROPRIETARY RIGHTS

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted 31 patents worldwide and have several patents pending for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all of these patent applications will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. Currently, we are not party to intellectual property litigation, but we may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property.

EMPLOYEES

The table below represents the number of full-time employees that we employ in different geographic areas across the world for the periods shown. We also use part-time and many other temporary employees in the ordinary course of our business. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

	January 31,
Country	2016	2015	2014
United States	307	302	382
Philippines	171	161	150
Netherlands	116	137	111
Other international	66	103	80

Total employees by country	660	703	723

ACQUISITION AND LOSS ON IMPAIRMENT

On February 2, 2015, we acquired TLL, LLC (“Timeline Labs”), a California-based SaaS company. In January 2016, our Board of Directors authorized a restructuring plan (including a possible winding down of the Timeline Labs operations), as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded the fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ending January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the period ending January 31, 2016. In February 2016, we implemented cost-saving actions related to the restructuring plan and we will continue to service the clients of Timeline Labs through the first half of fiscal 2017. See Note 4, “Timeline Labs Acquisition and Loss on Impairment,” to our consolidated financial statements for more information.

EXECUTIVE OFFICERS

The following is a list of our executive officers, their ages as of April 4, 2016 and their positions held with us:

Name	Age	Title
Edward Terino	62	Chief Executive Officer and Board member

Anthony C. Dias	49	Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

David McEvoy	58	Senior Vice President and General Counsel and Secretary

Mr. Terino became SeaChange’s Chief Executive Officer (“CEO”) effective April 6, 2016 having previously served as Chief Operating Officer since June 2015. He has served on the Company’s board of directors since 2010. Mr. Terino’s professional experience spans 30 years in senior management and operational roles for public companies including service as Senior Vice President (“SVP”) and Chief Financial Officer (“CFO”) of Art Technology Group, Inc. from September 2001 to June 2005, CEO and CFO of Arlington Tankers Ltd. from July 2005 to December 2008, and Vice President (“VP”) of Finance and Operations at Houghton Mifflin Harcourt from 1985 to 1996. He has served on the board of directors for software and technology companies including Extreme Networks, Inc. from October 2012 to November 2013, S1 Corporation from April 2007 to February 2012, Phoenix Technologies Ltd. from November 2009 to November 2010, and EBT International, Inc. from October 1999 to March 2006. He also served on the board of directors of Baltic Shipping Ltd. from March 2010 to July 2015.

Mr. Dias joined the Company on December 3, 2007 as VP of Finance and Corporate Controller. He became CFO in September 2013. Prior to that, Mr. Dias served since June 2012 as Chief Accounting Officer. Prior to joining SeaChange, Mr. Dias served as Corporate Controller at LeMaitre Vascular, Inc. from October 2006 to November 2007. Prior to that Mr. Dias held various senior finance positions with Candela Corporation, Globalware, Inc. and Aldiscon, Inc. (later acquired by Logica). Mr. Dias is also a Certified Public Accountant.

Mr. McEvoy joined the Company on July 1, 2012 as VP and General Counsel. He became SVP and General Counsel on February 1, 2013. Prior to joining SeaChange, Mr. McEvoy was the SVP and General Counsel of Peoplefluent Inc. Mr. McEvoy was the SVP and General Counsel of Art Technology Group, Inc. (“ATG”) from September 2005 to March 2010. ATG was acquired by Oracle on January 5, 2011. Prior to joining ATG, Mr. McEvoy was the Group General Counsel of Gores Technology Group, a private equity firm. Mr. McEvoy has held various General Counsel and other executive level legal positions with several companies including Aprisma Inc., Anker Systems Ltd., VeriFone Inc., Mattel Interactive, Broderbund and The Learning Company.

GEOGRAPHIC INFORMATION

Geographic information is included in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations” and in Note 11, “Segment Information, Significant Customers and Geographic Information,” to the consolidated financial statements located in Part II, Item 8, of this Form 10-K.

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

Our business is dependent on customers’ continued spending on video solutions and services. A reduction in spending by customers would adversely affect our business.

Our performance is dependent on customers’ continued spending for video solutions and services. Spending for these systems and services is cyclical and can be curtailed or deferred on short notice. A variety of factors affect the amount of spending, and, therefore, our sales and profits, including:

•	general economic conditions;

•	customer specific financial or stock market conditions;

•	availability and cost of capital;

•	governmental regulation;

•	demand for services;

•	competition from other providers of video solutions and services;

•	acceptance by our customers; and

•	real or perceived trends or uncertainties in these factors.

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

Our future success is dependent on the continued development of the multiscreen video and OTT market and if these markets do not continue to develop, our business may not continue to grow.

A large portion of our anticipated revenue growth is expected to come from sales and services related to our multiscreen video and OTT products. However, these markets continue to develop as a commercial market, both within and outside North America. The potential size of these markets and the timing of their development are uncertain. The success of these markets require that video service providers continue to upgrade their cable networks to service and successfully market multiscreen video, OTT and similar services to their cable television subscribers. Some cable system operators, particularly outside of North America, are still in the early stages of commercial deployment of multiscreen video and OTT services to major residential cable markets. If cable system operators and telecommunications companies fail to make the capital expenditures necessary to upgrade their networks or determine that broad deployment of multiscreen video and OTT services is not viable as a business proposition or if our products cannot support a substantial number of subscribers while maintaining a high level of performance, our revenues will not grow as we have planned.

Our efforts to introduce SaaS-based multiscreen service offerings may either not succeed or impair our sale of on-site licensed offerings. The occurrence of either of which may adversely affect our financial condition and operating results.

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

Because our business plan is based on technological development of new products and enhancements to our existing products, our future success is dependent on our successful introduction of these new products and enhancements on a timely basis. In the future we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and acceptance, or require design modifications that could adversely affect our competitive position. Our inability to complete the development of new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations in future periods.

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

The global economy and financial markets experienced a severe downturn in recent years. The downturn stemmed from a multitude of factors, including, among other things, extreme volatility in security prices, diminished credit availability, concerns about inflation and deflation, rapid changes in foreign exchange rates, increased energy costs, decreased consumer confidence, rating downgrades of certain investments and declining valuations of others. These economic developments, the rate of recovery and the change in business spending resulting from these developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. The continuation of the change in business spending from these events or further disruption and deterioration in economic conditions may reduce customer purchases of our products and services, thereby reducing our revenues and earnings. In addition, these events may, among other things, result in increased price competition for our products and services, increased risk in the collectability of our accounts receivable from our customers and higher operating costs as a percentage of revenues. We have taken actions to address the effects of the change in business spending and future economic cycles, including implementing cost control and cost reduction measures. It is possible that we may need to take further actions to control our cost structure and implement further cost reduction measures. We cannot predict whether these measures will be sufficient to offset certain of the negative trends that might affect our business.

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

The television service providers industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, AT&T acquired Direct TV, Charter Communications acquired Time Warner Cable, Altice NV acquired HOT, Suddenlink Communications and Cablevision Systems Corp., and Verizon Communications Inc. announced that it is selling assets to Frontier Communications Corporation. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors. Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction and by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

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

Our software products and related services are relatively complex and their purchase generally involves a significant commitment of capital, with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Moreover, the purchase of these products typically requires coordination and agreement among a potential customer’s corporate headquarters and its regional and local operations. For these and other reasons, the sales cycle associated with the purchase of our software products and services is typically lengthy and subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, over which we have little or no control. Based upon all of the foregoing, we believe that our quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparisons of our results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of future performance.

If there were a decline in demand or average selling prices for our products and services, our revenues and operating results would be materially affected.

A decline in demand or average selling prices for our products or services in the foreseeable future, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred net losses and may incur additional net losses

We incurred a net loss in fiscal 2016. We may incur additional net losses in future quarters and years. If we are unable to execute our strategy for expanding our business and growing our revenues, we may not generate sufficient revenues to reduce our losses or to regain profitability.

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

Our international operations are expected to continue to account for a significant portion of our business in the foreseeable future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:

•	difficulties in establishing and managing international distribution channels;

•	difficulty in staffing and managing foreign operations;

•	inability to collect accounts receivable;

•	difficulties in selling, servicing and supporting overseas products and services and in translating products and services into foreign languages;

•	the uncertainty of laws and enforcement in certain countries relating to the protection of intellectual property;

•	fluctuations in currency exchange rates;

•	multiple and possibly overlapping tax structures;

•	negative tax consequences such as withholding taxes and employer payroll taxes;

•	differences in labor laws and regulations affecting our ability to hire and retain employees;

•	business and operational disruptions or delays caused by political, social and economic instability and unrest, including risks related to terrorist activity;

•	changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the United States and the European Union on the Russian Federation;

•	the burden of complying with a wide variety of foreign laws, treaties and technical standards;

•	cultural differences in the conduct of business;

•	natural disasters and pandemics; and

•	growth and stability of the economy or political changes in international markets.

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

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third-parties asserting infringements on patent or other intellectual property rights covering our products or processes. We may be a party to litigation in the future to enforce our intellectual property rights or as a result of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. We have received certain claims for indemnification from customers but have not been made party to any litigation involving intellectual property infringement claims as a result. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

If content providers limit the scope of content licensed for use in the digital VOD and OTT market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets.

The success of the multiscreen video backoffice market is contingent on content providers permitting their content to be licensed for use in this market. Content providers may, due to concerns regarding either or both marketing and illegal duplication of the content, limit the extent to which they provide content to their subscribers. A limitation of content for the VOD and OTT market would indirectly limit the market for our products which are used in connection with that market.

If we are not able to obtain necessary licenses, services or distribution rights for third-party technology at acceptable prices, or at all, our products could become obsolete or we may not be able to deliver certain product offerings.

We have incorporated third-party licensed technology into our current products and our product lines. From time to time, we may be required to license additional technology or obtain services from third-parties to develop new products or product enhancements or to provide specific solutions. Third-party providers may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party products required in our current products or to obtain any new third-party licenses and services necessary to develop new products and product enhancements or provide specific solutions could require us to obtain substitute technology of lower quality or performance standards or at greater cost. Such inabilities could delay or prevent us from making these products or services, which could seriously harm the competitiveness of our solutions.

We may also incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third-parties in order to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

If we are unable to successfully compete in our marketplace, our financial condition and operating results may be adversely affected.

We currently compete against companies offering video software solutions. To the extent the products developed are competitive with and not complementary to our products, they may be more cost effective than our solutions, which could result in cable television system operators and telecommunications companies discontinuing their purchases of our on-demand products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, such as in-house solutions and online video platforms, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions, cancellations of purchase orders, losses of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. They may be in better position to withstand any significant reduction in capital spending by customers in our markets and may not be as susceptible to downturns in a particular market. Moreover, our competitors may also foresee the course of market developments more accurately than we do. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected because of the difference in our operating results from the assumptions on which our business model is based.

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

As part of our business strategy, we have acquired and may in the future seek to acquire or invest in new businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products which may affect our ability to develop new products and services and compete in our rapidly changing marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent;

•	delays in realizing, or failure to realize, the anticipated benefits of an acquisition. Even if we are able to integrate these businesses and operations successfully, it may not result in the realization of the full benefits we expect to achieve, within the anticipated timeframe, or at all. If a company we purchase does not perform as we expected, our investment could become impaired or we could discontinue the operations and our financial results could be negatively impacted, such as the Timeline Labs acquisition on February 2, 2015, for which we subsequently impaired substantially all acquired long-term assets and recorded the reversal of certain liabilities related to Timeline Labs for the period ending January 31, 2016;

•	adverse effects on the business relationships with pre-existing suppliers and customers of both companies. This may be of particular importance to our business because we sell our products to a limited number of large customers, we purchase certain components used in manufacturing our products from sole suppliers and we use a limited number of third-party manufacturers to manufacture our product; and

•	uncertainty among current and prospective employees regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel.

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

Acquisitions or divestitures may pose risks to our operations, including:

•	problems and increased costs in connection with the integration or divestiture of the personnel, operations, technologies, or products of the acquired or divested businesses;

•	unanticipated costs;

•	potential disruption of our business and the diversion of management’s attention from our core business during the acquisition process;

•	inability to make planned divestitures of businesses on favorable terms in a timely manner or at all;

•	acquired assets becoming impaired as a result of technical advancements or worse-than-expected performance by the acquired company, which was the basis for the impairment charge of $21.5 million taken in January 2016 related to the assets acquired in the February 2015 Timeline Labs acquisition; and

•	entering markets in which we have no, or limited, prior experience.

Additionally, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing stockholders’ ownership percentages;

•	incur debt and assume liabilities;

•	record contingent liabilities estimated for potential earnouts based on achieving financial targets;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or for other purposes.

We face the risk that capital needed for our business will not be available when we need it.

To the extent that our existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. If unfavorable capital market conditions exist in the event that we were to seek additional funding, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. Failure to obtain capital when required by our business circumstances would have a material adverse effect on our business, financial condition and results of operations.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure future funds or financing on acceptable terms, we may be unable to support our future operations or growth strategy. We use cash for acquisitions and other investments, both of which are elements of our growth strategy, and the timing and size of our acquisition or investment efforts cannot be readily predicted. If we continue to experience deficits in our cash flows from operating activities, we are unable to extend the term of our current financing arrangement, or we are unable to obtain new financing, then there could be limitations on the availability of funds resulting in limitations in our financial flexibility, thereby inhibiting our future operations or growth strategy and may result in our need to seek capital through additional debt financing arrangements, debt offerings, or equity offerings.

Our current demand discretionary line of credit and demand promissory note (collectively referred to as our “Line of Credit”) renewed with our lender for an additional six months (set to expire on August 31, 2016). If our lenders become unwilling to fund their commitments and we are unable to renew our Line of Credit or borrow under our current Line of Credit, we may not be able to access the capital needed to fund our future growth and operations. We currently do not have any borrowings nor do we have any financial covenants under this line.

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

We have indefinitely reinvested $82.5 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $48 million of such earnings would be subject to U.S. taxes if repatriated to the United States. We have not provided deferred income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the United States. Non-U.S. current and deferred income taxes have been provided in connection with our foreign subsidiaries’ continuing operations with the exception of a subsidiary in the British Virgin Islands, which operates in a zero rate jurisdiction. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if, and when, remittance occurs.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data on our systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the transmission of customers’ proprietary information and security breaches could expose us to a risk of loss of this information or a network disruption, which may result in litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results. Additionally, third-parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data. Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability. While we believe that we have taken appropriate security measures to minimize these risks to our data and information systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

A disruption to our information technology systems could significantly impact our operations and impact our revenue and profitability.

Our data processing and financial reporting systems are cloud-based and hosted by a third-party. An interruption to the third-party systems or in the infrastructure which allows us to connect to the third-party systems for an extended period may impact our ability to operate the business and process transactions which could result in a decline in sales and affect our ability to achieve or maintain profitability. It may also result in our inability to comply with SEC regulations in a timely manner.

Uncertainties of regulation of the Internet and data traveling over the Internet could have a material and adverse impact on our financial condition and results of operations.

Currently, few laws or regulations apply directly to access to or commerce on the Internet. With more business being conducted over the Internet, there have been calls for more stringent copyright protection, tax, consumer protection, cybersecurity, data localization and content restriction laws, both in the United States and abroad. We could be materially, adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as net neutrality. Further, governments may regulate or restrict the sales, licensing, distribution, and export or import of certain technologies to certain countries. The adoption of regulation of Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products and services, which could have a material and adverse effect on our financial condition and results of operations. In addition, the enactment of new federal, state, or foreign data privacy laws and regulations could cause customers not to be able to take advantage of all the features or capabilities of our products and services, which in turn could reduce demand for certain of our products and services.

Restructuring programs could have a material negative impact on our business.

To increase strategic focus and operational efficiency we have implemented restructuring programs. We may incur additional restructuring costs or not realize the expected benefits of these new initiatives. Further, we could experience delays, business disruptions, decreased productivity, unanticipated employee turnover and increased litigation related costs in connection with past and future restructuring and other efficiency improvement activities, and there can be no assurance that our estimates of the savings achievable by restructuring will be realized. As a result, our restructuring and our related cost reduction activities could have an adverse impact on our financial condition or results of operations.

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

We publish non-GAAP financial measures in our quarterly earnings press releases along with a reconciliation of non-GAAP financial measures to those measures determined in accordance with U.S. GAAP. The reconciling items have adjusted U.S. GAAP net (loss) income and U.S. GAAP (loss) earnings per share for certain non-cash, non-operating or non-recurring items and are described in detail in each such quarterly earnings press release. We believe that this presentation may be more meaningful to investors in analyzing the results of operations and income generation as this is how our business is managed. The market price of our stock may fluctuate based on future non-GAAP results if investors base their investment decisions upon such non-GAAP financial measures. If we decide to curtail use of non-GAAP financial measures in our quarterly earnings press releases, the market price of our stock could be affected if investors analyze our performance in a different manner.

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

Contract accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions including, in the case of our professional services contracts, the total amount of labor required to complete a project and the complexity of the development and other technical work to be completed. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include estimated third-party vendor and contract labor costs. Penalties related to performance on contracts are considered in estimating sales and profit, and are recorded when there is sufficient information for us to assess anticipated performance. Third-party vendors’ assertions are also assessed and considered in estimating costs and margin.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change, such as occurred in fiscal 2016 when we recorded a $9.2 million provision for loss contract as a result of delays of customer acceptance relating to a fixed price customer contract on a multi-year arrangement which included multiple vendors. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

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

While firm fixed-price contracts enable us to benefit from performance improvements, cost reductions and efficiencies, they also subject us to the risk of reduced margins or incurring losses if we are unable to achieve estimated costs and revenues. If our estimated costs exceed our estimated price, we will recognize a loss which can significantly affect our reported results. The long-term nature of many of our contracts makes the process of estimating costs and revenues on fixed-price contracts inherently risky. Fixed-price development contracts are generally subject to more uncertainty than fixed-price production contracts. Many of these development programs have highly complex designs. If we fail to meet the terms specified in those contracts, our margin could be reduced. In addition, technical or quality issues that arise during development could lead to schedule delays and higher costs to complete, which could result in a material charge or otherwise adversely affect our financial condition.

Because we purchase certain components used in assembling some of our products from sole suppliers, our business, financial condition and results of operations could be materially adversely affected by a failure of these suppliers to provide these components.

We rely on a limited number of third-parties who provide certain components used in our products. We may experience quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These risks could be heightened during a substantial economic slowdown or if a sole supplier were adversely affected by a natural disaster because our suppliers are more likely to experience adverse changes in their financial condition and operations during such a period. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take a significant amount of time. In addition, these alternative components may not be functionally equivalent or may not be available on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. While to date there has been suitable component capacity readily available at acceptable quality levels, in the future there may not be suppliers that are able to meet our future volume or quality requirements at a price that is favorable to us. Any financial, operational, production or quality assurance difficulties experienced by these suppliers that result in a reduction or interruption in supply to us could have a material adverse effect on our business, financial condition and results of operations.

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

Terrorist acts, conflicts, wars and geopolitical uncertainties may seriously harm our business and revenue, costs and expenses and financial condition and stock price.

Terrorist acts, conflicts, wars (wherever located around the world) or geopolitical uncertainties may cause damage or disruption to our business, our employees, facilities, partners, suppliers, distributors, resellers or customers, or adversely affect our ability to manage logistics, operate our transportation and communication systems or conduct certain other critical business operations. The potential for future attacks, the national and international responses to attacks or perceived threats to national security, and other actual or potential conflicts or wars, have created many economic and political uncertainties. In addition, as a multinational company with headquarters and significant operations located in the United States, actions against or by the United States may impact our business or employees. Although it is impossible to predict the occurrences or consequences of any such events, if they occur, they could result in a decrease in demand for our products, make it difficult or impossible to provide services or deliver products to our customers or to receive components from our suppliers, create delays and inefficiencies in our supply chain and result in the need to impose employee travel restrictions. We are predominately uninsured for losses and interruptions caused by terrorist acts, conflicts and wars.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Location	Principal Use	Square Feet
Owned Facilities
Acton, Massachusetts	Corporate Headquarters, Engineering, Customer Services, Sales and Marketing	120,000

Greenville, New Hampshire	Subleased	24,000

Leased Facilities
Eindhoven, The Netherlands	Engineering, Sales and Customer Services	20,553

Milpitas, California	Engineering	20,155

Manila, Philippines	Engineering and Customer Services	14,175

In addition, we lease or sublease offices in Ft. Washington, Pennsylvania, Santa Monica, California, Portland, Oregon, Ireland, India and Turkey. We believe that existing facilities are adequate to meet our foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time, we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on NASDAQ under the symbol “SEAC”.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2016 and 2015:

	Fiscal Year 2016		Fiscal Year 2015
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$8.35	$6.35	$12.27	$9.26
Second Quarter	7.86	6.71	9.71	7.49
Third Quarter	7.15	5.80	7.97	6.48
Fourth Quarter	7.04	5.96	7.45	5.43

On April 4, 2016, there were 130 holders of record.

We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings for use in operations and to finance the expansion of our business.

Issuer Purchases of Equity Securities

Stock Repurchase Plan

Our Board of Directors authorized the repurchase of up to $40.0 million of our common stock through a share repurchase program, which expired on April 30, 2015. Under this program, we used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share).

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2011 through January 31, 2016, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for NASDAQ (U.S. Companies) and a Standard Industrial Classification (“SIC”) Code Index based on SeaChange’s SIC. We are making every effort to become a company that primarily provides software solutions, as a result, in fiscal 2016 we changed the SIC Code Index used in the stock performance graph below from Radio & TV Communications Equipment to Prepackaged Software to better reflect our line-of-business index. We have included data for both SIC Code Indices in the graph included in this Form 10-K as required by the SEC. The comparison assumes $100 was invested on January 29, 2011 in SeaChange’s common stock at the $8.28 closing price on January 31, 2011 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Notes:

(1)	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
(2)	If the monthly interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
(3)	The index level for all series was set to 100 on January 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial data below should be read in conjunction with our audited, consolidated financial statements and related notes contained in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K. For all periods presented, these selected financial data have been adjusted to reflect the businesses divested as discontinued operations.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	For the Fiscal Years Ended January 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands, except per share data)
Product revenue	$21,896	$31,507	$54,749	$64,274	$73,157
Service revenue	85,096	83,928	91,570	92,914	91,635

Total revenues	106,992	115,435	146,319	157,188	164,792
Total operating costs and expenses	(155,191)	(141,888)	(147,948)	(162,534)	(166,462)
Other (expense) income, net	(523)	(2,161)	(224)	(86)	6
(Loss) gain on sale of investment in affiliates	(31)	—	(363)	885	—

Loss from continuing operations before income taxes and equity income in earnings of affiliates	(48,753)	(28,614)	(2,216)	(4,547)	(1,664)
Income tax (benefit) provision	(1,029)	(1,106)	55	(1,555)	1,881
Equity income in earnings of affiliates, net of tax	27	19	44	193	142

Net loss from continuing operations	(47,697)	(27,489)	(2,227)	(2,799)	(3,403)
Loss on sale of discontinued operations	—	—	—	(14,073)	—
Income (loss) from discontinued operations, net	—	5	(803)	(2,293)	(611)

Net loss	$(47,697)	$(27,484)	$(3,030)	$(19,165)	$(4,014)

Loss per share:
Basic	$(1.42)	$(0.84)	$(0.09)	$(0.59)	$(0.13)
Diluted	$(1.42)	$(0.84)	$(0.09)	$(0.59)	$(0.13)
Loss per share from continuing operations:
Basic	$(1.42)	$(0.84)	$(0.07)	$(0.09)	$(0.11)
Diluted	$(1.42)	$(0.84)	$(0.07)	$(0.09)	$(0.11)
Income (loss) per share from discontinued operations:
Basic	$—	$0.00	$(0.02)	$(0.50)	$(0.02)
Diluted	$—	$0.00	$(0.02)	$(0.50)	$(0.02)

CONSOLIDATED BALANCE SHEET DATA

	As of January 31,
	2016	2015	2014	2013	2012
	(Amounts in thousands)
Working capital	$59,887	$101,014	$125,875	$116,922	$103,290
Total assets	177,669	212,351	254,113	264,676	298,852
Deferred revenue	17,410	19,088	25,628	30,603	35,735
Long-term liabilities	3,699	6,266	6,670	7,815	21,685
Total liabilities	46,651	41,300	49,672	62,475	87,914
Total stockholders’ equity	131,018	171,051	204,441	202,201	210,938

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

Business Overview

We are an industry leader in the delivery of multiscreen video headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for cable television system operators, telecommunications companies, satellite operators and media companies. We currently operate under one reporting segment.

We continue to address what we see as the continuing rise of over-the-top (“OTT”) services by such companies as Netflix, Hulu and Amazon and by media companies such as HBO, CBS and BBC. This rise of OTT video services worldwide has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms. We have been increasing our strategic investments in research and development related to our cloud-based offerings, as well as in sales and marketing as we work to increase our go-to-market efforts in this area.

We continue to invest in our Rave premium OTT platform (“Rave”) which is our cloud-based software-as-a-service (“SaaS”) offering that permits service providers and media companies to offer features and functions through a service hosted and managed by SeaChange, reducing cost and increasing speed and ease of use for end-users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide OTT services, we can meet their growing needs and help them get to market faster, which will help them drive new revenue growth. Recognizing the importance of OTT, we have architected our cloud solutions and products to make integrating with existing networks simple and a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

We expect that revenue from our multiscreen video products will continue to grow during fiscal 2017. We believe that we have the opportunity for continued revenue growth by expanding our selling efforts in new geographic areas such as Asia Pacific and Latin America. We also believe that our existing service operator customers will continue upgrading to new features that enable the capacity to increase average revenue per subscriber, reduce operating and capital expenses, and lower customer churn.

We continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Budgetary approvals by our customers for capital purchases;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Uncertainty caused by potential consolidation in the industry; and

•	Timing of customer in selecting programs to launch our services to their end users.

These, together with other factors, could result in the reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, gross margin deterioration, slower adoption of new technologies, the transition to SaaS, and increased price competition.

On February 2, 2015, we acquired TLL, LLC (“Timeline Labs”), a California-based SaaS company. In January 2016, our Board of Directors authorized a restructuring plan (including a possible winding down of the Timeline Labs operations), as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded the fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ending January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the period ending January 31, 2016. In February 2016, we implemented cost-saving actions related to the restructuring plan and we will continue to service the clients of Timeline Labs through the first half of fiscal 2017. See Note 4, “Timeline Labs Acquisition and Loss on Impairment,” to our consolidated financial statements for more information.

Effective April 6, 2016, Edward Terino, who previously served as our Chief Operating Officer, was appointed Chief Executive Officer (“CEO”) of SeaChange, following the termination without cause of Jay Samit as CEO and Director, as previously reported in a Form 8-K filed with the SEC on April 7, 2016.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The components of our total revenues are described in the following table:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Software Revenues:
Products	$21,896	$31,507	$54,749	$(9,611)	(30.5%)	$(23,242)	(42.5%)
Services	85,096	83,928	91,570	1,168	1.4%	(7,642)	(8.3%)

Total revenues	106,992	115,435	146,319	(8,443)	(7.3%)	(30,884)	(21.1%)

Cost of product revenues	6,752	9,915	11,795	(3,163)	(31.9%)	(1,880)	(15.9%)
Cost of service revenues	44,239	48,413	55,325	(4,174)	(8.6%)	(6,912)	(12.5%)
Provision for loss contract	9,162	—	—	9,162	100.0%	—	N/A

Total cost of revenues	60,153	58,328	67,120	1,825	3.1%	(8,792)	(13.1%)

Gross profit	$46,839	$57,107	$79,199	$(10,268)	(18.0%)	$(22,092)	(27.9%)

Gross product profit margin	69.2%	68.5%	78.5%		0.7%		(10.0%)
Gross service profit margin	37.2%	42.3%	39.6%		(5.1%)		2.7%
Gross profit margin	43.8%	49.5%	54.1%		(5.7%)		(4.6%)

Fiscal 2016 As Compared to Fiscal 2015

Product Revenue. Product revenue in fiscal 2016 decreased $9.6 million, or 31%, as compared to fiscal 2015, due primarily to a $9.9 million decrease in our legacy advertising insertion products, a decrease in our video-on-demand (“VOD”) streamer products, and lower Adrenalin products in Europe due to several large and non-recurring orders delivered in fiscal 2015. The decline in legacy products was consistent with our expectations for this fiscal year.

Service Revenue. Service revenue increased $1.2 million, or 1%, for fiscal 2016, when compared to fiscal 2015, primarily due to higher gateway service revenues offset by lower VOD streamer support revenue.

For fiscal 2016, two customers each accounted for more than 10%, and collectively accounted for 38% of our total revenues. For fiscal 2015, two customers each accounted for more than 10%, and collectively accounted for 34% of our total revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International revenues accounted for approximately 56%, or $60.0 million, and 48%, or $55.6 million, of total revenues in fiscal 2016 and 2015, respectively. Our fiscal 2016 revenues were approximately $5.3 million lower resulting from the strengthening of the U.S. dollar compared to the Euro if converted at last fiscal year’s applicable exchange rates.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin increased approximately three percentage points for fiscal 2016, as compared to fiscal 2015, excluding the provision for loss contract recorded in fiscal 2016. This increase in gross profit margin was primarily due to a six percentage point increase in gross service profit margin relating to our ability to recognize higher gateway service revenues compared to fiscal 2015, excluding the provision for loss contract. Including the provision for loss contract, service margins decreased five percentage points. Gross product profit margin remained relatively flat year over year.

During fiscal 2016, we recorded a $9.2 million provision for loss contract as a result of costs associated with delays of customer acceptance relating to a fixed-price customer contract on a multi-year arrangement which included multiple vendors. We agreed with the customer on the replacement of certain third-party vendors and a change in the timeline of this project, which is estimated to be completed in June 2017. As the system integrator on the project, we are subject to any costs overruns or increases with these vendors resulting in delays of acceptance by our customer. Any further delays of acceptance by the customer will result in incremental expenditures and increase the loss.

Contract accounting requires judgment relative to assessing risks, estimating the revenue and costs and making assumptions for the length of time to complete the contract. Any changes to these assumptions and estimates could result in further losses in the future.

Fiscal 2015 As Compared to Fiscal 2014

Product Revenue. Product revenue in fiscal 2015 decreased $23.2 million, or 43%, as compared to fiscal 2014, due primarily to:

•	a $14.0 million decrease in our legacy middleware product line;

•	a $6.6 million decrease in revenue from our multiscreen video platform primarily in Europe and South America; and

•	a $2.6 million decrease primarily related to lower revenue from our legacy VOD backoffice products.

The $16.6 million decline in revenue from legacy products was consistent with our expectations for fiscal 2015. Revenues from our legacy products continued to decrease in fiscal 2016. The decline in revenue from legacy products was partially offset by an increase in our next generation product revenue.

Service Revenue. Service revenue decreased $7.6 million, or 8%, for fiscal 2015, when compared to fiscal 2014, primarily due to lower video gateway service revenue and lower installation revenues due to lower product revenues.

For fiscal 2015, two customers each accounted for more than 10%, and collectively accounted for 34% of our total revenues. For fiscal 2014, three customers each accounted for more than 10%, and collectively accounted for 49% of our total revenues.

International revenues accounted for approximately 48%, or $55.6 million, and 54%, or $79.4 million, of total revenues in fiscal 2015 and 2014, respectively. Our fiscal 2015 revenues were approximately $1.9 million lower resulting from the strengthening of the U.S. dollar compared to the Euro, if converted at last fiscal year’s applicable exchange rates.

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

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$33,696	$42,169	$39,657	$(8,473)	(20.1%)	$2,512	6.3%
% of total revenue	31.5%	36.5%	27.1%

Fiscal 2016 As Compared to Fiscal 2015. Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. Research and development costs decreased $8.5 million in fiscal 2016 as compared to fiscal 2015, primarily due to lower employee-related costs resulting from the reduction of workforce in January 2015, and a decrease in the use of contract labor, partially offset by the inclusion of costs associated with Timeline Labs, which was acquired in February 2015.

Fiscal 2015 As Compared to Fiscal 2014. Research and development costs increased $2.5 million in fiscal 2015 as compared to fiscal 2014. The increase was related to our investment in our video gateway software product, Nucleus, and our cloud-based platform, Rave.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$15,197	$13,920	$15,018	$1,277	9.2%	$(1,098)	(7.3%)
% of total revenue	14.2%	12.1%	10.3%

Fiscal 2016 As Compared to Fiscal 2015. Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased $1.3 million, or 9%, in fiscal 2016 when compared to fiscal 2015 as we began incurring selling and marketing expenses from our Timeline Labs acquisition in February 2015, offset by lower commissions as a result of a decline in revenues.

Fiscal 2015 As Compared to Fiscal 2014. Selling and marketing expenses decreased $1.1 million, or 7%, in fiscal 2015 when compared to fiscal 2014. This reduction was primarily related to lower employee-related costs due to a reduction in headcount, and to lower commissions resulting from lower revenues.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$15,470	$16,014	$17,618	$(544)	(3.4%)	$(1,604)	(9.1%)
% of total revenue	14.5%	13.9%	12.0%

Fiscal 2016 As Compared to Fiscal 2015. General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $0.5 million, or 3%, in fiscal 2016, as compared to fiscal 2015, primarily due to a decrease in employee costs from a lower headcount year over year.

Fiscal 2015 As Compared to Fiscal 2014. General and administrative expenses decreased $1.6 million, or 9%, in fiscal 2015, as compared to fiscal 2014, primarily due to a decrease in employee costs from a lower headcount year over year.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets during the periods presented:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$4,780	$5,154	$4,630	$(374)	(7.3%)	$524	11.3%
% of total revenue	4.5%	4.5%	3.2%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization expense on certain intangible assets is based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. The decrease in amortization expense in fiscal 2016, as compared to fiscal 2015, is primarily due to intangible assets fully amortized at the end of fiscal 2015 and to the strengthening of the U.S. dollar against the Euro in fiscal 2016, partially offset by an increase in amortization on Timeline Labs intangible assets acquired in February 2015.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expenses	$3,552	$3,220	$2,959	$332	10.3%	$261	8.8%
% of total revenue	3.3%	2.8%	2.0%

Fiscal 2016 As Compared to Fiscal 2015. Stock-based compensation expense is related to the issuance of stock awards to our employees, executives and members of our Board of Directors. Stock-based compensation expense increased $0.3 million during fiscal 2016 as compared to fiscal 2015 due to stock compensation expense recorded on market-based stock options

Fiscal 2015 As Compared to Fiscal 2014. Stock-based compensation expense increased $0.3 million during fiscal 2015 as compared to fiscal 2014 related to additional stock compensation expense recorded as a result of our separation agreement with the former CEO and the hiring of our new CEO.

Professional Fees—Other

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Professional fees—other	$637	$671	$1,614	$(34)	(5.1%)	$(943)	(58.4%)
% of total revenue	0.6%	0.6%	1.1%

Professional fees in fiscal 2016 remained relatively flat in fiscal 2016 when compared to fiscal 2015. The $0.9 million decrease in fiscal 2015 when compared to fiscal 2014 was primarily due to a decrease in patent litigation costs.

Severance and Other Restructuring Expenses

The following table provides information regarding the change in severance and other restructuring expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring expenses	$1,061	$3,623	$911	$(2,562)	(70.7%)	$2,712	>100%
% of total revenue	1.0%	3.1%	0.6%

Fiscal 2016 As Compared to Fiscal 2015. Severance and other restructuring costs decreased $2.6 million in fiscal 2016, as compared to fiscal 2015, primarily due costs related to the reduction in force incurred in January of last fiscal year.

As a result of the decision to undertake restructuring activities relating to our Timeline Labs operation, we incurred $0.7 million in severance and restructuring charges in February 2016.

Fiscal 2015 As Compared to Fiscal 2014. Severance and other restructuring costs increased $2.7 million in fiscal 2015, as compared to fiscal 2014, primarily due to the separation agreement with our former CEO and a reduction in workforce during fiscal 2015.

Loss on Impairment of TLL, LLC Net Assets

In January 2016, our Board of Directors authorized a restructuring plan (including a possible winding down of the Timeline Labs operations), as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded the fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ending January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the period ending January 31, 2016. In February 2016, we implemented cost-saving actions related to the restructuring plan and we will continue to service the clients of Timeline Labs through the first half of fiscal 2017. See Note 4, “Timeline Labs Acquisition and Loss on Impairment,” to our consolidated financial statements for more information.

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Loss on sale of investment in affiliates	$(31)	$—	$(363)	$(31)	100.0%	$363	(100.0%)
Interest income, net	165	211	251	(46)	(21.8%)	(40)	(15.9%)
Foreign exchange loss	(723)	(2,348)	(367)	1,625	(69.2%)	(1,981)	>100%
Miscellaneous expense	35	(24)	(108)	59	>(100%)	84	(77.8%)

	$(554)	$(2,161)	$(587)	$1,607		$(1,574)

Loss on sale of investment in affiliates

During fiscal 2014, we recorded a loss of $0.4 million on the sale of investments in affiliates during the second quarter.

Foreign exchange loss

During fiscal 2016, loss on foreign exchange decreased $1.6 million due to the weakening of the U.S. dollar compared to other foreign currencies, primarily the Euro, since the end of fiscal 2015.

Income Tax (Benefit) Provision

	For the Fiscal Years Ended January 31,			FY16 vs. FY15		FY15 vs. FY14
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(1,029)	$(1,106)	$55	$77	(7.0%)	$(1,161)	>(100%)
% of total revenue	(1.0%)	(1.0%)	0.0%

Fiscal 2016 As Compared to Fiscal 2015

We recorded an income tax benefit from continuing operations of $1.0 million in fiscal 2016. Our effective tax rate is lower than the U.S. federal statutory rate as we did not record tax benefits on our year-to-date losses in the United States and the Netherlands, where we maintain a full valuation allowance against deferred tax assets. The tax benefit is primarily due to a reduction of uncertain tax positions relating to the expiration of the statute of limitations. We make adjustments to our unrecognized tax benefits when: i) facts and circumstance regarding a tax position change, causing a change in management’s judgment regarding that tax position; ii) a tax position is effectively settled with a tax authority; and/or iii) the statute of limitations expires regarding a tax position.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of January 31, 2016, due to the uncertainty related to the ultimate realization of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred tax assets.

Our effective tax rate in fiscal 2017 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013, however, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

In the fourth quarter of fiscal 2016, we effectively settled our IRS audit for fiscal years 2010 through 2013. The closing of the audit resulted in a $2.3 million reduction to our federal net operating loss (“NOL”) carryforward, a corresponding $2.3 million increase in our federal capital loss carryforward and a $0.1 million reduction in our federal research and development credits.

We continue to maintain a valuation allowance against deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

Non-GAAP Measures

We define non-GAAP (loss) income from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, earn-outs and change in fair value of earn-outs, professional fees—other, severance and other restructuring costs and provision for loss contract. We define adjusted EBITDA as U.S. GAAP operating loss before depreciation expense, amortization of intangible assets, stock-based compensation expense, earn-outs and change in fair value of earn-outs, professional fees – other, severance and other restructuring costs and provision for loss contract. We discuss non-GAAP (loss) income from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating (loss) income from operations and adjusted EBITDA are both important measures that are not calculated according to U.S. GAAP. We use non-GAAP (loss) income from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP (loss) income from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations and the reconciliation of our U.S. GAAP loss from operations to our adjusted EBITDA for fiscal 2016, 2015 and 2014 (amounts in thousands, except per share and percentage data):

	For the Fiscal Year Ended January 31, 2016			For the Fiscal Year Ended January 31, 2015			For the Fiscal Year Ended January 31, 2014
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$21,896	$—	$21,896	$31,507	$—	$31,507	$54,749	$—	$54,749
Services	85,096	—	85,096	83,928	—	83,928	91,570	—	91,570

Total revenues	106,992	—	106,992	115,435	—	115,435	146,319	—	146,319

Cost of revenues:
Products	6,013	—	6,013	8,845	—	8,845	10,526	—	10,526
Services	44,159	—	44,159	48,272	—	48,272	55,075	—	55,075
Provision for loss contract	9,162	(9,162)	—	—	—	—	—	—	—
Amortization of intangible assets	739	(739)	—	1,070	(1,070)	—	1,269	(1,269)	—
Stock-based compensation	80	(80)	—	141	(141)	—	250	(250)	—

Total cost of revenues	60,153	(9,981)	50,172	58,328	(1,211)	57,117	67,120	(1,519)	65,601

Gross profit	46,839	9,981	56,820	57,107	1,211	58,318	79,199	1,519	80,718

Gross profit percentage	43.8%	9.3%	53.1%	49.5%	1.0%	50.5%	54.1%	1.0%	55.2%
Operating expenses:
Research and development	33,696	—	33,696	42,169	—	42,169	39,657	—	39,657
Selling and marketing	15,197	—	15,197	13,920	—	13,920	15,018	—	15,018
General and administrative	15,470	—	15,470	16,014	—	16,014	17,618	—	17,618
Amortization of intangible assets	4,041	(4,041)	—	4,084	(4,084)	—	3,361	(3,361)	—
Stock-based compensation expense	3,472	(3,472)	—	3,079	(3,079)	—	2,709	(2,709)	—
Earn-outs and change in fair value of earn-outs	—	—	—	—	—	—	(60)	60	—
Professional fees—other	637	(637)	—	671	(671)	—	1,614	(1,614)	—
Severance and other restructuring costs	1,061	(1,061)	—	3,623	(3,623)	—	911	(911)	—
Loss on impairment of TLL, LLC net assets	21,464	(21,464)	—	—	—	—	—	—	—

Total operating expenses	95,038	(30,675)	64,363	83,560	(11,457)	72,103	80,828	(8,535)	72,293

(Loss) income from operations	$(48,199)	$40,656	$(7,543)	$(26,453)	$12,668	$(13,785)	$(1,629)	$10,054	$8,425

(Loss) income from operations percentage	(45.0%)	38.0%	(7.1%)	(22.9%)	11.0%	(11.9%)	(1.1%)	6.9%	5.8%
Weighted average common shares outstanding:
Basic	33,506	33,506	33,506	32,772	32,772	32,772	32,718	32,718	32,718

Diluted	33,506	33,663	33,506	32,772	33,004	32,772	32,718	33,572	33,572

Non-GAAP operating (loss) income per share:
Basic	$(1.44)	$1.21	$(0.23)	$(0.81)	$0.39	$(0.42)	$(0.05)	$0.31	$0.26

Diluted	$(1.44)	$1.21	$(0.23)	$(0.81)	$0.39	$(0.42)	$(0.05)	$0.30	$0.25

	For the Fiscal Year Ended January 31, 2016			For the Fiscal Year Ended January 31, 2015			For the Fiscal Year Ended January 31, 2014
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Adjusted EBITDA:

Loss from operations			$(48,199)			$(26,453)			$(1,629)
Depreciation expense			3,380			3,683			4,389
Provision for loss contract			9,162			—			—
Amortization of intangible assets			4,780			5,154			4,630
Stock-based compensation expense			3,552			3,220			2,959
Earn-outs and changes in fair value			—			—			(60)
Professional fees—other			637			671			1,614
Severance and other restructuring			1,061			3,623			911
Loss on impairment of TLL, LLC net assets			21,464			—			—

Adjusted EBITDA			$(4,163)			$(10,102)			$12,814

Adjusted EBITDA %			(3.9%)			(8.8%)			8.8%

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

Provision for Loss Contract. We entered into a fixed-price customer contract on a multi-year arrangement, which included multiple vendors. As the system integrator on the project, we are subject to any cost overruns or increases with these vendors resulting in delays of acceptance by our customer. Delays of customer acceptance on this project result in incremental expenditures and require us to recognize a loss on this project in the period the determination is made. As a result, we have recorded an estimated charge of $9.2 million in fiscal 2016. We believe that the exclusion of this expense allows a comparison of operating results that would otherwise impair comparability between periods.

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

Loss on Impairment of TLL, LLC Net Assets. We incurred an impairment charge relating to our February 2015 acquisition of Timeline Labs, based on our decision to undertake a restructuring which may include a winding down of the operations. These charges are considered non-recurring.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Fiscal Years Ended January 31,			FY16 vs FY15 $ Change	FY15 vs FY14 $ Change
	2016	2015	2014
	(Amounts in thousands)
Total cash (used in) provided by operating activities	$(18,663)	$(13,339)	$7,364	$(5,324)	$(20,703)
Total cash (used in) provided by investing activities	(13,128)	(8,156)	520	(4,972)	(8,676)
Total cash provided by (used in) financing activities	193	(5,504)	1,058	5,697	(6,562)
Effect of exchange rate changes on cash	312	1,284	71	(972)	1,213

Net (decrease) increase in cash	$(31,286)	$(25,715)	$9,013	$(5,571)	$(34,728)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash and marketable securities decreased from $105.4 million at January 31, 2015 to $71.1 million at January 31, 2016.

We have a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, which expires on August 31, 2016. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings and, as a result, are not subject to any financial covenants under this line.

We believe that existing funds and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

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

Operating Activities

Below are key line items affecting cash from operating activities:

	For the Fiscal Years Ended January 31,			FY16 vs FY15 $ Change	FY15 vs FY14 $ Change
	2016	2015	2014
	(Amounts in thousands)
Net loss from continuing operations	$(47,697)	$(27,489)	$(2,227)	$(20,208)	$(25,262)
Adjustments to reconcile net loss to cash (used in) provided by operating activities	41,550	12,197	12,092	29,353	105

Net (loss) income including adjustments	(6,147)	(15,292)	9,865	9,145	(25,157)
(Increase) decrease in accounts receivable and unbilled receivables	(6,080)	1,574	169	(7,654)	1,405
(Increase) decrease in prepaid expenses and other current assets	(1,097)	1,570	6,724	(2,667)	(5,154)
(Decrease) increase in accrued expenses	(2,713)	1,650	(3,146)	(4,363)	4,796
Decrease in deferred revenues	(1,431)	(5,699)	(4,877)	4,268	(822)
All other—net	(1,195)	2,853	(568)	(4,048)	3,421

Net cash (used in) provided by operating activities from continuing operations	(18,663)	(13,344)	8,167	(5,319)	(21,511)
Net cash (used in) provided by operating activities from discontinued operations	—	5	(803)	(5)	808

	$(18,663)	$(13,339)	$7,364	$(5,324)	$(20,703)

For fiscal 2016, we used total net cash of $18.7 million primarily due to a net loss from continuing operations of $47.7 million and a $6.1 million increase in accounts receivable due to the timing of collections, a $2.7 million decrease in accrued expenses primarily related to payment of severance during the year and a $1.4 million decrease in annual support contracts for legacy products. This decrease in cash was offset by a net increase of $41.6 million in noncash items which primarily consist of stock-based compensation, depreciation and amortization expense, changes in deferred income taxes, a provision for loss contracts and loss on impairment of Timeline Labs net assets.

For fiscal 2015, we used net cash from continuing operating activities of $13.3 million. The decrease was primarily due to a net loss of $27.5 million, a $12.2 million net increase in noncash items and a $1.9 million increase from the net change in other current and noncurrent assets and liabilities.

Investing Activities

Cash flows from investing activities are as follows:

	For the Fiscal Years Ended January 31,			FY16 vs FY15 $ Change	FY15 vs FY14 $ Change
	2016	2015	2014
	(Amounts in thousands)
Purchases of property and equipment	$(1,397)	$(1,873)	$(2,315)	$476	$442
Investment in capitalized software	(2,440)	—	—	(2,440)	—
Purchases of marketable securities	(9,033)	(9,193)	(11,479)	160	2,286

Proceeds from sale and maturity of marketable securities	11,043	7,181	12,237	3,862	(5,056)
Proceeds from sale of equity investment	—	229	1,128	(229)	(899)
Proceeds from (purchase of) cost method investments, net	464	(2,000)	—	2,464	(2,000)
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(11,686)	—	(4,009)	(11,686)	4,009
Advance for TLL, LLC acquisition	—	(2,500)	—
Other	(79)	—	958	(79)	(958)

Net cash used in investing activities from continuing operations	(13,128)	(8,156)	(3,480)	(4,972)	(4,676)
Net cash (used in) provided by investing activities from discontinued operations	—	—	4,000	—	(4,000)

	$(13,128)	$(8,156)	$520	$(4,972)	$(8,676)

In fiscal 2016, we used cash of $13.1 million related to investing activities from continuing operations primarily due to the use of $11.7 million for the acquisition of Timeline Labs, the purchase of capital assets of $1.4 million and the capitalization of costs related to our internal-use software of $2.4 million, offset by $2.0 million cash provided by the proceeds from the sale of marketable securities, net of purchases.

In fiscal 2015, we used $8.2 million of cash in investing activities from continuing operations primarily related to the advance for the Timeline Labs acquisition of $2.5 million and an investment in affiliate of $2.0 million. Additionally, we had $2.0 million of net purchases of marketable securities and $1.9 million of capital asset purchases.

Financing Activities

Cash flows from financing activities are as follows:

	For the Fiscal Years Ended January 31,			FY16 vs FY15	FY15 vs FY14
	2016	2015	2014	$ Change	$ Change
	(Amounts in thousands)
Proceeds from issuance of common stock relating to stock option exercises	$193	$—	$1,058	$193	$(1,058)
Repurchases of our common stock	—	(5,504)	—	5,504	(5,504)

	$193	$(5,504)	$1,058	$5,697	$(6,562)

For fiscal 2016, we received cash of $0.2 million from the issuance of common stock for the exercise of employee stock options. We used $5.5 million in cash from our financing activities in fiscal 2015 for the purchase of stock under a stock repurchase plan during the fiscal year.

Effect of exchange rate changes increased cash and cash equivalents by $0.3 million for fiscal 2016, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

Contractual Obligations

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2016:

	Total	Less than one year	One to three years	Three to five years	Over five years
	(Amounts in thousands)
Purchase obligations(1)	$3,988	$3,988	$—	$—	$—
Non-cancelable lease obligations	6,668	2,171	3,837	660	—

Total	$10,630	$6,133	$3,837	$660	$—

(1)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.

We have excluded from the table above uncertain tax liabilities as defined by authoritative guidance due to the uncertainty of the amount and period of payment. As of January 31, 2016, we have gross unrecognized tax benefits of $5.2 million.

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

Principles of Consolidation

We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany accounts are eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIEs”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. We have concluded that we are not the primary beneficiary for any VIEs as of January 31, 2016.

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

We periodically review indicators of the fair value of our investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an other-than-temporary decline in the value of the investment. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, its current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

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

Contract accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions including, in the case of our professional services contracts, the total amount of labor required to complete a project and the complexity of the development and other technical work to be completed. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include estimated third-party vendor and contract labor costs. Penalties related to performance on contracts are considered in estimating sales and profit, and are recorded when there is sufficient information for us to assess anticipated performance. Third-party vendors’ assertions are also assessed and considered in estimating costs and margin. During fiscal 2016, we recorded a $9.2 million provision for loss contract as a result of costs associated with delays of customer acceptance relating to a fixed-price customer contract on a multi-year arrangement which included multiple vendors. We have agreed with the customer on the replacement of certain third-party vendors and a change in the timeline for the completion of the project. As the system integrator on the project, we are subject to any costs overruns or increases with these vendors resulting in delays or acceptance by our customer. Any further delays of acceptance by the customer will result in incremental expenditures and increase the loss.

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

Inventories and Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventories consist primarily of components and subassemblies and finished products held for sale. All of our hardware components are purchased from outside vendors. The value of inventories is reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments.

Accounting for Business Combinations

We apply the acquisition method of accounting for business combinations, including our acquisition of Timeline Labs on February 2, 2015. Under this method of accounting, we are required to record the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Determining these fair values and completing the purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

•	the estimated fair value of the acquisition-related contingent consideration, which is calculated using a probability-weighted discounted cash flow model based upon the forecasted achievement of post- acquisition bookings targets;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the relevant discount rates.

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

Acquired Intangible Assets and Goodwill

Acquired Intangible Assets

We use significant judgment in determining the fair value of acquired intangible assets, whether the assets are amortizable or non-amortizable and the period and method by which the intangible asset will be amortized. Intangible assets include customer contracts, completed technology, non-compete agreements, trademarks, backlogs and patents. We engage third-party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. Acquired intangible assets, other than goodwill, are amortized on a straight-line basis over their estimated useful lives during the period the economic benefits of the intangible asset are consumed or otherwise used up. We review definite-lived intangible assets for impairment when indication of a potential impairment exists. As of January 31, 2016, we impaired $5.2 million of intangible assets relating to our February 2015 acquisition of Timeline Labs as the result of our decision to enter into a restructuring plan relating to the Timeline Labs operations that may include a winding down of the operations.

Goodwill

In connection with acquisitions of operating entities, we recognize the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination as goodwill. Goodwill is not amortized, but is evaluated for impairment at least annually, in our third quarter beginning August 1st or more frequently if indicators are present or changes in circumstances suggest that an impairment exists. The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market-based assumptions. We may employ the three generally accepted approaches for valuing businesses: the market approach, the income approach, and the asset-based (cost) approach to arrive at the fair value. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances.

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

As of January 31, 2016, we impaired $15.8 million of goodwill relating to our February 2015 acquisition of Timeline Labs as the result of our decision to enter into a restructuring plan relating to the Timeline Labs operations that may include a winding down of the operations. The amount of goodwill impaired represented all of the goodwill that resulted from this acquisition due to the short duration of time between the acquisition and the event causing us to impair the asset. As a result of this decision, which we consider to be a triggering event, we were required to perform an analysis of our remaining goodwill. The results of this analysis determined that there was no further impairment to our goodwill during the fourth quarter of fiscal 2016. This interim valuation took into consideration the additional pressures on the performance of the business as well as the impact of the restructuring of Timeline Labs. The results of this valuation indicated that the fair value of the Company’s reporting unit exceeded the carrying value, thus there was no further testing required. We chose to use the market approach and the income approach to determine the fair value. The market approach provides value indications through a comparison with guideline public companies or guideline transactions. The valuation multiple is an expression of what investors believe to be a reasonable valuation relative to a measure of financial information such as revenues, earnings or cash flows. The income approach provides value indications through an analysis of its projected earnings, discounted to present value, that includes assumptions of revenue and expense growth rates. Additionally, the discounted cash flow analysis factors in expected amounts of working capital and weighted average cost of capital. As of January 31, 2016 the carrying value of goodwill was $40.2 million. The Company believes the assumptions used in the valuation are consistent with the plans and estimates used to manage the business as well as market conditions as of the date of testing. If actual results are not consistent with these estimates or assumptions, the Company may be exposed to an additional impairment charge that could be material.

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

Internal Use Software

Certain costs incurred in the application development phase of software development for internal use are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the technology is available for intended use, at which time the amortization commences. Capitalized internally developed software costs were $2.4 million in fiscal 2016. Maintenance and training costs are expensed as incurred. As of January 31, 2016, as a result of our decision to enter into a restructuring plan relating to the Timeline Labs operations (that may include a winding down of the operations), which we consider to be a triggering event for impairment testing of long-lived assets, we impaired $0.9 million of internal use software.

Software Development Costs

We also purchase software for resale and capitalize those costs associated with projects that meet technological feasibility. Amortization expense of capitalized software is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software was $0.1 million in fiscal 2016 and immaterial for fiscal 2015 and fiscal 2014.

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

Stock-based Compensation

We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share-based payments. We continue to use the Black-Scholes pricing model as we feel it is the most appropriate method for determining the estimated fair value of the non-market-based awards. We also use the Monte Carlo pricing model for our market-based option awards and performance stock units (“PSUs”). Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimates the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The estimated fair value of our market-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the fair value of non-market-based awards and employee stock purchase plan (“ESPP”) stock units, less estimated forfeitures, are amortized on a straight-line basis.

Foreign Currency Translation

For subsidiaries where the U.S. dollar is designated as the functional currency of the entity, we translate that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Non-monetary assets (e.g., inventories, property and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments resulting from translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions, and any unrealized gains and losses on short-term intercompany transactions are included in other expenses, net on our consolidated statements of operations and comprehensive loss.

For subsidiaries where the local currency is designated as the functional currency, we translate the subsidiaries’ assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term intercompany transactions are included in other expenses, net on our consolidated statements of operations and comprehensive loss.

The aggregate foreign exchange transaction losses included as other expenses, net, on our consolidated statements of operations and comprehensive loss was $0.7 million, $2.3 million and $0.4 million for the years ended January 31, 2016, 2015 and 2014, respectively.

Recent Accounting Pronouncements

We consider the applicability and impact of all ASUs. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for operating leases with terms over twelve months, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. It also requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. Early adoption is permitted. We believe the adoption of ASU 2016-02 will have an impact on our consolidated financial statements, but we are still evaluating.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. In January 2016, we elected to adopt ASU 2015-17 prospectively. Therefore, deferred tax assets and liabilities on our consolidated balance sheet as of January 31, 2016 have been classified as entirely non-current. The prior reporting period was not retrospectively adjusted as we felt the amounts were immaterial.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the

International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this guidance to annual reporting periods beginning after December 15, 2017, which would be our fiscal 2019 reporting period. It must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We believe the impact of adopting ASU 2014-09 will be significant to our consolidated financial statements. However, we are still evaluating this.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive loss. For fiscal 2016 we recorded approximately $0.7 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

In addition, because a substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency are other than the U.S. dollar, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had been stronger by 10% compared to the Euro, our total revenues would have decreased by $3.4 million but would not have a material impact on our operations.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2016, a hypothetical 10% adverse movement in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long-term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are subject to changes in fair value due to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended January 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 12, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts April 12, 2016

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 31, 2016	January 31, 2015
Assets
Current assets:
Cash and cash equivalents	$58,733	$90,019
Restricted cash	82	1,073
Marketable securities	1,504	7,516
Accounts and other receivables, net of allowance for doubtful accounts of $415 and $400 at January 31, 2016 and January 31, 2015, respectively	26,331	24,962
Unbilled receivables	10,680	6,588
Inventories, net	1,682	2,864
Prepaid expenses and other current assets	3,827	3,026

Total current assets	102,839	136,048
Property and equipment, net	14,129	15,869
Marketable securities, long-term	10,764	6,793
Investments in affiliates	2,500	3,051
Intangible assets, net	4,126	7,314
Goodwill	40,175	41,008
Other assets	3,136	2,268

Total assets	$177,669	$212,351

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,132	$5,129
Deferred stock consideration	3,205	—
Deferred revenues	16,201	17,398
Other accrued expenses	17,414	12,507

Total current liabilities	42,952	35,034
Deferred revenues, long-term	1,209	1,690
Taxes payable, long-term	1,389	1,993
Deferred tax liabilities, long-term	—	1,090
Other liabilities, long-term	1,101	1,493

Total liabilities	46,651	41,300

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 33,818,777 shares issued and 33,778,871 outstanding at January 31, 2016, and 32,733,636 shares issued and 32,693,852 outstanding at January 31, 2015	338	327
Additional paid-in capital	228,164	219,651
Treasury stock, at cost; 39,906 and 39,784 common shares at January 31, 2016 and January 31, 2015, respectively	(2)	(1)
Accumulated loss	(90,869)	(43,172)
Accumulated other comprehensive loss	(6,613)	(5,754)

Total stockholders’ equity	131,018	171,051

Total liabilities and stockholders’ equity	$177,669	$212,351

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Fiscal Years Ended January 31,
	2016	2015	2014
Revenues:
Products	$21,896	$31,507	$54,749
Services	85,096	83,928	91,570

Total revenues	106,992	115,435	146,319

Cost of revenues:
Products	6,013	8,845	10,526
Services	44,159	48,272	55,075
Provision for loss contract	9,162	—	—
Amortization of intangible assets	739	1,070	1,269
Stock-based compensation expense	80	141	250

Total cost of revenues	60,153	58,328	67,120

Gross profit	46,839	57,107	79,199

Operating expenses:
Research and development	33,696	42,169	39,657
Selling and marketing	15,197	13,920	15,018
General and administrative	15,470	16,014	17,618
Amortization of intangible assets	4,041	4,084	3,361
Stock-based compensation expense	3,472	3,079	2,709
Earn-outs and change in fair value of earn-outs	—	—	(60)
Professional fees—other	637	671	1,614
Severance and other restructuring costs	1,061	3,623	911
Loss on impairment of TLL, LLC net assets (Note 4)	21,464	—	—

Total operating expenses	95,038	83,560	80,828

Loss from operations	(48,199)	(26,453)	(1,629)

Other expenses, net	(523)	(2,161)	(224)
Loss on sale of investment in affiliates	(31)	—	(363)

Loss from continuing operations before income taxes and equity income in earnings of affiliates	(48,753)	(28,614)	(2,216)

Income tax (benefit) provision	(1,029)	(1,106)	55
Equity income in earnings of affiliates, net of tax	27	19	44

Loss from continuing operations	(47,697)	(27,489)	(2,227)

Income (loss) from discontinued operations, net of tax	—	5	(803)

Net loss	$(47,697)	$(27,484)	$(3,030)

Net loss	$(47,697)	$(27,484)	$(3,030)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(847)	(3,647)	(294)
Unrealized (loss) gain on marketable securities(1)	(12)	25	(12)

Comprehensive loss	$(48,556)	$(31,106)	$(3,336)

	For the Fiscal Years Ended January 31,
	2016	2015	2014
Net loss per share:
Basic	$(1.42)	$(0.84)	$(0.09)

Diluted	$(1.42)	$(0.84)	$(0.09)

Net loss per share from continuing operations:
Basic	$(1.42)	$(0.84)	$(0.07)

Diluted	$(1.42)	$(0.84)	$(0.07)

Net income (loss) per share from discontinued operations:
Basic	$—	$0.00	$(0.02)

Diluted	$—	$0.00	$(0.02)

Weighted average common shares outstanding:
Basic	33,506	32,772	32,718

Diluted	33,506	32,772	32,718

(1)	Tax amounts for all periods were not significant

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended January 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(47,697)	$(27,484)	$(3,030)
Net (income) loss from discontinued operations	—	(5)	803
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization of property and equipment	3,380	3,683	4,389
Provision for loss contract	9,162	—	—
Amortization of intangible assets	4,780	5,154	4,630
Stock-based compensation expense	3,552	3,220	2,959
Deferred income taxes	(985)	(372)	(684)
Loss on impairment of TLL, LLC net assets	21,464	—	—
Other non-cash reconciling items, net	197	512	798
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	(1,721)	3,567	5,420
Unbilled receivables	(4,359)	(1,993)	(5,251)
Inventories	(937)	3,183	(234)
Prepaid expenses and other assets	(1,097)	1,570	6,724
Accounts payable	874	(1,619)	(873)
Accrued expenses	(2,713)	1,650	(3,146)
Deferred revenues	(1,431)	(5,699)	(4,877)
Other operating activities	(1,132)	1,289	539

Net cash (used in) provided by operating activities from continuing operations	(18,663)	(13,344)	8,167
Net cash provided by (used in) operating activities from discontinued operations	—	5	(803)

Total cash (used in) provided by operating activities	(18,663)	(13,339)	7,364

Cash flows from investing activities:
Purchases of property and equipment	(1,397)	(1,873)	(2,315)
Investment in capitalized software	(2,440)	—	—
Purchases of marketable securities	(9,033)	(9,193)	(11,479)
Proceeds from sale and maturity of marketable securities	11,043	7,181	12,237
Proceeds from (purchase of) cost method investments, net	464	(2,000)	—
Proceeds from sale of equity investment	—	229	1,128
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(11,686)	—	(4,009)
Advance for TLL, LLC acquisition	—	(2,500)	—
Other investing activities	(79)	—	958

Net cash used in investing activities from continuing operations	(13,128)	(8,156)	(3,480)
Net cash provided by investing activities from discontinued operations	—	—	4,000

Total cash (used in) provided by investing activities	(13,128)	(8,156)	520

	For the Fiscal Years Ended January 31,
	2016	2015	2014
Cash flows from financing activities:
Proceeds from issuance of common stock relating to stock option exercises	193	—	1,058
Repurchase of our common stock	—	(5,504)	—

Total cash provided by (used in) financing activities	193	(5,504)	1,058

Effect of exchange rate changes on cash	312	1,284	71

Net (decrease) increase in cash and cash equivalents	(31,286)	(25,715)	9,013

Cash and cash equivalents, beginning of period	90,019	115,734	106,721

Cash and cash equivalents, end of period	$58,733	$90,019	$115,734

Supplemental disclosure of cash flow information:
Income taxes paid	$640	$671	$2,606
Interest paid	$6	$6	$4
Supplemental disclosure of non-cash investing and financing activities:
Transfer of items originally classified as inventories to equipment	$532	$474	$1,110
Fair value of common stock issued for acquisition of TLL, LLC	$3,019
Fair value of common stock issued for deferred stock consideration obligation	$1,754	$—	$—
Issuance of common stock for settlement of contingent consideration related to acquisitions	$—	$—	$1,560
Asset held for sale reclassified to asset held for use and reclassified from current assets to property and equipment	$—	$—	$465

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Cumulative Translation Adjustment	Unrealized Gain/Loss on Investments	Number of Shares	Amount	Total Stockholders’ Equity
Balance at January 31, 2013	32,510,326	$327	$216,359	$(12,658)	$(1,856)	$30	(39,784)	$(1)	$202,201
Issuance of common stock pursuant to exercise of stock options	118,529	1	1,057	—	—	—	—	—	1,058
Issuance of common stock pursuant to vesting of restricted stock units	205,928	1	(1)	—	—	—	—	—	—
Issuance of common stock pursuant to deferred consideration	202,888	1	1,558	—	—	—	—	—	1,559
Stock-based compensation expense	—	—	2,959	—	—	—	—	—	2,959
Change in fair value on marketable securities	—	—	—	—	—	(12)	—	—	(12)
Translation adjustment	—	—	—	—	(294)	—	—	—	(294)
Net loss	—	—	—	(3,030)	—	—	—	—	(3,030)

Balance at January 31, 2014	33,037,671	330	221,932	(15,688)	(2,150)	18	(39,784)	(1)	204,441
Issuance of common stock pursuant to vesting of restricted stock units	287,485	3	(3)	—	—	—	—	—	—
Purchase of treasury shares	—	—	(5,498)	—	—	—	(591,520)	—	(5,498)
Retirement of shares	(591,520)	(6)	—	—	—	—	591,520	—	(6)
Stock-based compensation expense	—	—	3,220	—	—	—	—	—	3,220
Change in fair value on marketable securities	—	—	—	—	—	25	—	—	25
Translation adjustment	—	—	—	—	(3,647)	—	—	—	(3,647)
Net loss	—	—	—	(27,484)	—	—	—	—	(27,484)

Balance at January 31, 2015	32,733,636	327	219,651	(43,172)	(5,797)	43	(39,784)	(1)	171,051
Issuance of common stock pursuant to exercise of stock options	28,740	—	193	—	—	—	—	—	193
Issuance of common stock pursuant to vesting of restricted stock units	278,544	3	(3)	—	—	—	—	—	—
Issuance of common stock pursuant to the TLL, LLC acquisition	777,857	8	4,771	—	—	—	—	—	4,779
Purchase of treasury shares	—	—	—	—	—	—	(122)	(1)	(1)
Stock-based compensation expense	—	—	3,552	—	—	—	—	—	3,552
Change in fair value on marketable securities	—	—	—	—	—	(12)	—	—	(12)
Translation adjustment	—	—	—	—	(847)	—	—	—	(847)
Net loss	—	—	—	(47,697)	—	—	—	—	(47,697)

Balance at January 31, 2016	33,818,777	$338	$228,164	$(90,869)	$(6,644)	$31	(39,906)	$(2)	$131,018

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

We are an industry leader in the delivery of multiscreen video. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for cable television system operators, telecommunications companies, satellite operators and media companies.

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation.

We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies in order to determine whether the guidelines regarding the consolidation of variable interest entities (“VIEs”) should be applied in the financial statements. We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE. We consider the rights and obligations conveyed by the implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests will absorb a majority of a VIEs expected losses, receive a majority of its expected residual returns, or both. If we determine that our variable interests will absorb a majority of the VIEs expected losses, receive a majority of their expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, it is not consolidated. We have concluded that we are not the primary beneficiary for any VIEs during fiscal 2016.

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

Marketable Securities

We account for investments in accordance with authoritative guidance that defines investment classifications. We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists primarily of money market funds, U.S. treasury notes or bonds and U.S. government agency bonds at January 31, 2016 and 2015, but can consist of corporate debt investments, asset-backed securities and government-sponsored enterprises. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other expenses, net in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other expenses, net.

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

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. We have cash investment policies which, among other things, limit investments to investment-grade securities. We restrict our cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. We perform ongoing credit evaluations of our customers. As of January 31, 2016, one customer represented more than 10% of consolidated accounts receivable compared to two customers as of January 31, 2015. For fiscal 2016 and 2015, two customers each accounted for more than 10% of our total revenue. In fiscal 2014 three customers did.

Accounts Receivable and Allowances for Doubtful Accounts

For trade accounts receivable, we evaluate customers’ financial condition, require advance payments from certain of our customers and maintain reserves for potential credit losses. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we may require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We monitor payments from customers and assess any collection issues. We maintain an allowance for specific doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses in our consolidated statements of operations and comprehensive loss. We base our allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. At January 31, 2016 and 2015, we had an allowance for doubtful accounts of $0.4 million, respectively, to provide for potential credit losses. We charge off trade accounts receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of trade receivables previously charged off are recorded when received.

Inventory Valuation

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventories consist primarily of components and subassemblies and finished products held for sale. The values of inventories are reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through a quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand, or possible alternative uses and involves significant judgments.

Property and Equipment

Property and equipment consists of land and buildings, office and computer equipment, leasehold improvements, demonstration equipment, deployed assets and spare components and assemblies used to service our installed base. Property and equipment are recorded at cost, net of accumulated depreciation and amortization, and are depreciated over their estimated useful lives. Determining the useful lives of property and equipment requires us to make significant judgments that can materially impact our operating results. If our estimates require adjustment, it could have a material impact on our reported results.

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

Generally, property and equipment include assets in service. Fully depreciated assets remaining in service along with related accumulated depreciation are not removed from the balance sheet until the corresponding asset is removed from service either through a retirement or sale. Upon retirement or sale of an asset or asset group, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

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

We periodically review indicators of the fair value of our investments in affiliates in order to assess whether available facts or circumstances, both internally and externally, may suggest an other-than-temporary decline in the value of the investment. If we determine that an other-than-temporary impairment has occurred, we will write-down the investment to its fair value. The carrying value of an investment in an affiliate may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, its current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. The inability of an affiliate to obtain future funding or successfully execute its business plan could adversely affect our equity earnings of the affiliate in the periods affected by those events. Future adverse changes in market conditions or poor operating results of the affiliates could result in equity losses or an inability to recover the carrying value of the investments in affiliates that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

Intangible Assets and Goodwill

Intangible assets consist of customer contracts, completed technology, non-compete agreements, trade names, patents and intellectual property. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis, using the economic consumption life basis, in order to reflect the period that the assets will be consumed, which are:

Intangible assets with finite useful lives:
Customer contracts	1 - 8 years
Non-compete agreements	2 - 3 years
Completed technology	4 - 6 years
Trade names, intellectual property and other	5 - 7 years

Certain costs incurred in the application development phase of software development for internal use are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the technology is available for intended use, at which time the amortization commences. Capitalized internally developed software costs were $2.4 million in fiscal 2016. Maintenance and training costs are expensed as incurred.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired.

Impairment of Assets

Indefinite-lived intangible assets, such as goodwill, are not amortized but are evaluated for impairment at the reporting unit level annually, in our third quarter beginning August 1st. Indefinite-lived intangible assets may be tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, decline in the Company’s stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The process of evaluating indefinite-lived intangible assets for impairment requires several judgments and assumptions to be made to determine the fair value, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market-based assumptions. We may employ the three generally accepted approaches for valuing businesses: the market approach, the income approach and the asset-based (cost) approach to arrive at the fair value. The choice of which approach and methods to use in a particular situation depends on the facts and circumstances. If actual results are not consistent with these estimates or assumptions, the Company may be exposed to an additional impairment charge that could be material.

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

As of January 31, 2016, the Company reviewed the projected future cash flows of the Timeline Labs operations and determined that the carrying amount was greater than the fair value. As a result, all long-term assets related to Timeline Labs were fully impaired and reflected as a $21.9 million loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the period ending January 31, 2016 which included: i) $15.8 million relating to the Timeline Labs acquired goodwill, ii) $5.2 million of acquired intangible assets, and iii) $0.9 million of capitalized internal use software. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined the defined performance criteria would not be achieved. Therefore, we recorded the reversal of the liability of $0.4 million to the loss on impairment of assets. The amount of goodwill impaired represented all of the goodwill that resulted from this acquisition due to the short duration of time between the acquisition and the event causing us to impair the assets.

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

Restructuring

Restructuring charges that we record consist of employee-related severance charges, termination costs and the disposal of related equipment. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations. See Note 7, “Severance and Other Restructuring Costs,” to these consolidated financial statements for more information on the current restructuring plan.

Foreign Currency Translation

For subsidiaries where the U.S. dollar is designated as the functional currency of the entity, we translate that entity’s monetary assets and liabilities denominated in local currencies into U.S. dollars (the functional and reporting currency) at current exchange rates, as of each balance sheet date. Non-monetary assets (e.g., inventories, property and equipment and intangible assets) and related income statement accounts (e.g., cost of sales, depreciation, amortization of intangible assets) are translated at historical exchange rates between the functional currency (the U.S. dollar) and the local currency. Revenue and other expense items are translated using average exchange rates during the fiscal period. Translation adjustments resulting from translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Gains and losses on foreign currency transactions, and any unrealized gains and losses on short-term intercompany transactions are included in other expenses, net.

For subsidiaries where the local currency is designated as the functional currency, we translate our assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in other expenses, net.

The aggregate foreign exchange transaction losses included in other expenses, net, on the consolidated statements of operations and comprehensive loss, were $0.7 million, $2.3 million and approximately $0.4 million for fiscal 2016, 2015 and 2014, respectively.

Comprehensive Loss

We present accumulated other comprehensive loss in our consolidated balance sheets and comprehensive loss in the consolidated statement of operations and comprehensive loss. At the end of fiscal 2016, 2015 and 2014, our comprehensive loss of $48.6 million, $31.1 million and $3.3 million consists primarily of net loss, cumulative translation adjustments and unrealized gains and losses on marketable securities.

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

Contract accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions including, in the case of our professional services contracts, the total amount of labor required to complete a project and the complexity of the development and other technical work to be completed. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract because costs also include estimated third-party vendor and contract labor costs. Penalties related to performance on contracts are considered in estimating sales and profit, and are recorded when there is sufficient information for us to assess anticipated performance. Third-party vendors’ assertions are also assessed and considered in estimating costs and margin. During fiscal 2016, we recorded a $9.2 million provision for loss contract as a result of costs associated with delays of customer acceptance relating to a fixed-price customer contract on a multi-year arrangement which included multiple vendors. We have agreed with the customer on the replacement of certain third-party vendors and a change in the timeline for the completion of the project. As the system integrator on the project, we are subject to any costs overruns or increases with these vendors resulting in delays or acceptance by our customer. Any further delays of acceptance by the customer will result in incremental expenditures and increase the loss.

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

Stock-based Compensation

We account for all employee and non-employee director stock-based compensation awards using the authoritative guidance regarding share-based payments. We continue to use the Black-Scholes pricing model as we feel it is the most appropriate method for determining the estimated fair value of the non-market-based awards. We also use the Monte Carlo pricing model for our market-based option awards and performance stock units (“PSUs”). Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management estimates the volatility based on the historical volatility of our stock. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if circumstances change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The estimated fair value of our market-based awards, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the fair value of non-market-based awards and employee stock purchase plan (“ESPP”) stock units, less estimated forfeitures, are amortized on a straight-line basis.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $0.1 million for fiscal 2016, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

We consider the applicability and impact of all ASUs. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for operating leases with terms over twelve months, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. It also requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. Early adoption is permitted. We believe the adoption of ASU 2016-02 will have an impact on our consolidated financial statements, but we are still evaluating.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 eliminates the current requirement for companies to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, companies will be required to classify all deferred tax assets and liabilities as non-current. In January 2016, we elected to adopt ASU 2015-17 prospectively. Therefore, deferred tax assets and liabilities on our consolidated balance sheet as of January 31, 2016 have been classified as entirely non-current. The prior reporting period was not retrospectively adjusted as we felt the amounts were immaterial.

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

Intangibles-Goodwill and Other-Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software—Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. ASU 2015-05 is effective for us beginning in fiscal 2017. Early adoption is permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this guidance to annual reporting periods beginning after December 15, 2017, which would be our fiscal 2019 reporting period. It must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We believe the impact of adopting ASU 2014-09 will be significant to our consolidated financial statements. However, we are still evaluating this.

3. Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2016 and January 31, 2015. There were no fair value measurements of our financial assets and liabilities using significant level 3 inputs for the periods presented:

		Fair Value at January 31, 2016 Using
	January 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,654	$3,654	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	502	502	—
U.S. government agency issues	1,002	—	1,002
Non-current marketable securities:
U.S. treasury notes and bonds—conventional	7,762	7,762	—
U.S. government agency issues	3,002	—	3,002

Total	$15,922	$11,918	$4,004

		Fair Value at January 31, 2015 Using
	January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$1,575	$1,575	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	1,501	1,501	—
U.S. government agency issues	6,015	—	6,015
Non-current marketable securities:
U.S. treasury notes and bonds—conventional	4,286	4,286	—
U.S. government agency issues	2,507	—	2,507

Total	$15,884	$7,362	$8,522

a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheets and are valued at quoted market prices for identical instruments in active markets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill, and other intangible assets, which are re-measured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets and liabilities, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded to loss from impairment in our consolidated statements of operations and comprehensive loss.

As of January 31, 2016, the Company reviewed the projected future cash flows of the Timeline Labs operations and determined that the carrying amount was greater than the fair value. As a result, all long-term assets related to Timeline Labs were fully impaired and reflected as a $21.9 million loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the period ending January 31, 2016. The impairment of assets included: i) $15.8 million relating to the Timeline Labs acquired goodwill, ii) $5.2 million of acquired intangible assets, and iii) $0.9 million of capitalized internal use software. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined the defined performance criteria would not be achieved. Therefore, we credited the reversal of the liability of $0.4 million to the loss on impairment of assets.

Available-for-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of January 31, 2016 and 2015. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and is included in other expenses, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other expenses, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and unrealized gains and losses, for short-and long-term marketable securities portfolio as of January 31, 2016 and 2015:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
January 31, 2016:
Cash	$55,079	$—	$—	$55,079
Cash equivalents	3,654	—	—	3,654

Cash and cash equivalents	58,733	—	—	58,733

U.S. treasury notes and bonds—short-term	503	—	(1)	502
U.S. treasury notes and bonds—long-term	7,756	6	—	7,762
U.S. government agency issues—short-term	1,001	1	—	1,002
U.S. government agency issues—long-term	2,977	25	—	3,002

Total cash, cash equivalents and marketable securities	$70,970	$32	$(1)	$71,001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
January 31, 2015:
Cash	$88,444	$—	$—	$88,444
Cash equivalents	1,575	—	—	1,575

Cash and cash equivalents	90,019	—	—	90,019

U.S. treasury notes and bonds—short-term	1,500	1	—	1,501
U.S. treasury notes and bonds—long-term	4,268	18	—	4,286
U.S. government agency issues—short-term	6,008	7	—	6,015
U.S. government agency issues—long-term	2,490	17	—	2,507

Total cash, cash equivalents and marketable securities	$104,285	$43	$—	$104,328

The gross realized gains and losses on sale of available-for-sale securities for fiscal years 2016, 2015 and 2014 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Contractual maturities of available-for-sale debt securities at January 31, 2016 are as follows (amounts in thousands):

Estimated Fair Value
Maturity of one year or less	$1,504
Maturity between one and five years	10,764

Total	$12,268

We concluded that there were no other-than-temporary declines in investments recorded as of January 31, 2016, 2015 and 2014. The unrealized holding losses, net of tax, on available-for-sale securities, which are not material for the periods presented, have been included in stockholders’ equity as a component of accumulated other comprehensive loss.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at January 31, 2016 and 2015 was $71.1 million and $105.4 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers.

In December 2014, in conjunction with our acquisition of TLL, LLC (“Timeline Labs”), we entered into an agreement to fund a $2.5 million escrow from which Timeline Labs could make withdrawals for working capital purposes in advance of the February 2, 2015 acquisition date. The unused portion of $1.1 million as of January 31, 2015, was classified as restricted cash in our consolidated balance sheet. On February 2, 2015, this amount was retained by the Company.

4. Timeline Labs Acquisition and Loss on Impairment

On February 2, 2015, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2014, we acquired 100% of the member interests in Timeline Labs, a privately-owned California-based software-as-a-service (“SaaS”) company.

We accounted for the acquisition of Timeline Labs as a business combination and the financial results of Timeline Labs have been included in our consolidated financial statements as of the date of acquisition. Under the acquisition method of accounting, the purchase price was allocated to SeaChange’s net tangible and intangible assets based upon their fair values as of February 2, 2015.

The allocation of the purchase price was as follows (amounts in thousands):

Fair value of consideration:
Cash, net of cash acquired	$14,186
Closing stock consideration	3,019
Deferred stock consideration	4,959
Contingent consideration	475

Total purchase price	$22,639

Fair value of assets acquired and liabilities assumed:
Current assets	95
Other long-term assets	108
Finite-life intangible assets	6,720
Goodwill	15,787
Current liabilities	(71)

Allocated purchase price	$22,639

Fair Value of Consideration Transferred

Upon completion of the acquisition, the Company made cash consideration payments to the former members of Timeline Labs in the amount of $14.2 million (“Closing Cash Consideration”). The Closing Cash Consideration included $1.4 million deposited in escrow to secure certain indemnification obligations of the former members of Timeline Labs under the Merger Agreement. Also upon completion of the acquisition, the Company issued 344,055 shares of common stock to the former members of Timeline Labs and deposited 173,265 shares of common stock into the indemnification escrow.

On August 3, 2015 we issued 260,537 shares of our common stock with a value of $1.8 million to the former members of Timeline Labs, in satisfaction of the six-month deferred stock consideration obligation pursuant to the Merger Agreement and on February 2, 2016, we issued 542,274 shares of our common stock with a value of $3.2 million in satisfaction of the twelve-month anniversary obligation.

Contingent Consideration

The former interest holders of Timeline Labs were eligible to receive earn-out compensation, consisting of shares of our common stock, if defined performance criteria were achieved for fiscal 2016 and 2017. We recorded a liability of $3.2 million in February 2015 in our consolidated balance sheets that represented the fair value of the estimated shares at full achievement of the defined performance criteria on the date of acquisition. As of January 31, 2016, the Company determined that the defined performance criteria would not be achieved and the liability was reduced to zero with a $0.4 million reversal of liability credited to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016.

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

		$6,720

Acquired Goodwill

We finalized the purchase price allocation in January 2016. We recorded the $15.8 million excess of the purchase price over the fair value of the identified tangible and intangible assets as goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill was considered deductible for tax purposes.

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.1 million in acquisition-related costs, including legal, accounting and other professional services for fiscal 2016. The acquisition costs were expensed as incurred and included in professional fees—other, in our consolidated statements of operations and comprehensive loss.

Loss on Impairment of Assets

In January 2016, our Board of Directors authorized a restructuring plan (including a possible winding down of the Timeline Labs operations), as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded the fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the period ending January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the period ending January 31, 2016.

In addition, we incurred $0.7 million in severance and restructuring charges in February 2016 related to the cost-saving actions taken with respect to the Timeline Labs business.

5. Consolidated Balance Sheet Detail

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	January 31,
	2016	2015
	(Amounts in thousands)
Components and assemblies	$1,223	$1,487
Finished products	459	1,377

Total inventories, net	$1,682	$2,864

Property and equipment, net consists of the following:

	Estimated Useful Life (Years)	January 31,
		2016	2015
		(Amounts in thousands)
Land		$2,880	$2,880
Buildings	20	11,908	12,146
Office furniture and equipment	5	1,099	1,023
Computer equipment, software and demonstration equipment	3	18,639	17,584
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	1,087	1,089

		36,771	35,880
Less—Accumulated depreciation and amortization		(22,642)	(20,011)

Total property and equipment, net		$14,129	$15,869

Depreciation and amortization expense of fixed assets was $3.4 million, $3.7 million and $4.4 million for the years ended January 31, 2016, 2015 and 2014, respectively.

Other accrued expenses consist of the following:

	January 31,
	2016	2015
	(Amounts in thousands)
Accrued compensation and commissions	$1,676	$1,518
Accrued bonuses	2,902	2,186
Accrued severance	47	2,021
Employee benefits	1,484	1,959
Accrued provision for contract loss	6,497	—
Accrued other	4,808	4,823

Total other accrued expenses	$17,414	$12,507

6. Goodwill and Intangible Assets

At January 31, 2016 and 2015, we had goodwill of $40.2 million and $41.0 million, respectively. The change in the carrying amount of goodwill for the years ended January 31, 2016 and 2015 is as follows (amounts in thousands):

Goodwill
Balance at January 31, 2014	$45,150
Cumulative translation adjustment	(4,142)

Balance at January 31, 2015	41,008
Acquisition of Timeline Labs	15,787
Timeline Labs goodwill impairment	(15,787)
Cumulative translation adjustment	(833)

Balance at January 31, 2016	$40,175

We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when an indicator of impairment occurs. During the fourth quarter of fiscal 2016, due to the decision to enter into a restructuring plan relating to the Timeline Labs operations (that may include a winding down of the operations), we impaired $15.8 million of goodwill, which represented all of the goodwill that resulted from the acquisition, due to the short duration of time between our acquisition and the event causing us to impair. As a result of this decision, which we consider a triggering event, we were required to perform an analysis of our goodwill. The results of this analysis determined that there was no further impairment to our goodwill during the fourth quarter of fiscal 2016.

Intangible assets, net, consisted of the following at January 31, 2016 and 2015:

		January 31, 2016			January 31, 2015
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	6.0	$29,956	$(26,284)	$3,672	$30,397	$(24,160)	$6,237
Non-compete agreements	—	2,365	(2,365)	—	2,433	(2,433)	—
Completed technology	5.5	10,075	(9,621)	454	10,307	(9,230)	1,077
Trade names, intellectual property and other	—	7,068	(7,068)	—	7,082	(7,082)	—

Total finite-lived intangible assets		$49,464	$(45,338)	$4,126	$50,219	$(42,905)	$7,314

Amortization expense for intangible assets was $4.8 million, $5.2 million and $4.6 million for fiscal 2016, 2015 and 2014, respectively.

The total amortization expense for each of the next five fiscal years is as follows (amounts in thousands):

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
2017	$2,107
2018	1,267
2019	631
2020	121
2021	—
2022 and thereafter	—

Total	$4,126

Actual amortization may differ from estimated amounts in the table above due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

7. Severance and Other Restructuring Costs

During fiscal 2016, we incurred restructuring charges totaling $1.1 million. These charges included $1.0 million of severance costs for terminated employees. In addition, we incurred $0.1 million of other restructuring charges primarily due to the write off of leasehold improvements.

The following table shows the change in balances of our accrued severance reported as a component of other accrued expenses on the consolidated balance sheet as of January 31, 2016 (amounts in thousands):

Accrual balance as of January 31, 2015	$2,021
Restructuring charges incurred	1,061
Severance costs paid	(2,903)
Other charges	(132)

Accrual balance as of January 31, 2016	$47

As a result of the decision to undertake restructuring activities relating to our Timeline Labs operation, we incurred $0.7 million in severance and restructuring charges in February 2016. In addition, effective April 6, 2016, Jay Samit, our former Chief Executive Officer (“CEO”), was terminated without cause and has resigned from our Board of Directors. In connection with his termination, Mr. Samit and SeaChange entered into a Separation Agreement and Release of Claims (“Separation Agreement”). Under the terms of the Separation Agreement and consistent with its pre-existing obligations to Mr. Samit in connection with the termination without cause, we incurred a charge of $1.4 million in the first quarter of fiscal 2017 that included $0.6 million for satisfaction of his fiscal 2016 and 2017 annual bonuses and $0.8 million payable in twelve equal monthly installments. Payment of these obligations to Mr. Samit will be completed in the first quarter of fiscal 2018.

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

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time, we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us. There are no current pending legal proceedings, in the opinion of management that would have a material adverse effect on our financial position, results from operations and cash flows. There is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will not have a material adverse effect on our financial position, results from operations or cash flows.

We warrant that our products, including software products, will substantially perform in accordance with our standard published specifications in effect at the time of delivery. In addition, we provide maintenance support to our customers and therefore allocate a portion of the product purchase price to the initial warranty period and recognize revenue on a straight-line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When we receive revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.

Revolving Line of Credit/Demand Note Payable

We have a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, which expires on August 31, 2016. Borrowings under the line of credit will be used to finance working capital needs and for general corporate purposes. We currently do not have any borrowings and as a result, are not subject to any financial covenants under this line.

Operating Leases

We lease certain of our operating facilities, automobiles and office equipment under non-cancelable operating leases, which expire at various dates through 2021. Leases for our facilities typically contain standard commercial lease provisions, including renewal options and rent escalation clauses. Rental expense under operating leases was $2.6 million, $2.9 million and $2.4 million for fiscal 2016, 2015 and 2014, respectively. Future commitments under minimum lease payments as of January 31, 2016 are as follows (amounts in thousands):

For the Fiscal Years Ended January 31,	Operating Leases
2017	$2,170
2018	1,735
2019	1,212
2020	891
2021	660
2022 and thereafter	—

Minimum operating lease payments	$6,668

9. Stockholders’ Equity

Stock Authorization

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2016.

Stock Repurchase Program

Our Board of Directors authorized the repurchase of up to $40.0 million of our common stock through a share repurchase program, which expired on April 30, 2015. Under this program, we used $5.5 million of cash in connection with the repurchase of 591,520 shares of our common stock (an average price of $9.31 per share).

Stock Option Plans

2011 Compensation and Incentive Plan.

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of authorized shares of common stock is equal to 5,300,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), PSUs, deferred stock units (“DSUs”) and other equity based non-stock option awards as determined by the plan administrator, to officers, employees, consultants, and directors of the Company.

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award. As of January 31, 2016, there were 1,971,896 shares available for future grant under the 2011 Plan.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant. Stock units may be granted to any officer, employee, director, or consultant at a purchase price per share as determined by the Board of Directors. Option awards granted under the 2011 Plan generally vest over a period of one to four years and expire ten years from the date of the grant.

2015 Employee Stock Purchase Plan

In July 2015 we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. The first offering period under the ESPP commenced on October 1, 2015. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was immaterial for fiscal 2016.

Stock-based Compensation

We use the provisions of the authoritative guidance which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The fair value of our stock options and PSUs, less expected forfeitures, is amortized over the awards’ vesting period on a graded vesting basis, whereas the RSUs and DSUs, less expected forfeitures, are amortized on a straight-line basis. We have applied the provisions of authoritative guidance allowing the use of a “simplified” method, in developing an estimate of the expected term of “plain vanilla” share options.

The effect of recording stock-based compensation was as follows:

	For the Fiscal Years Ended January 31,
	2016	2015	2014
	(Amounts in thousands)
Stock-based compensation expense by type of award:
Stock options	$1,257	$1,036	$453
Restricted stock units	1,203	1,607	1,907
Deferred stock units	607	500	—
Performance-based restricted stock units	475	77	599
Employee stock purchase plan	10	—	—

Total stock-based compensation	$3,552	$3,220	$2,959

Since stock-based awards are expected to be made each year and vest over several years, the effects of applying authoritative guidance for recording stock-based compensation for the year ended January 31, 2016 are not indicative of future amounts.

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

The fair value of stock options granted was estimated at the date of grant using the following assumptions:

	For the Fiscal Years Ended January 31,
	2016	2015	2014
Expected term (in years)	6-7	6.5	5-7
Expected volatility (range)	40-45%	46%	44-46%
Weighted average volatility	42%	46%	45%
Risk-free interest rate	1.5-2.0%	1.7%	0.7-0.9%
Weighted average interest rate	1.6%	1.7%	0.8%
Expected dividend yield	0%	0%	0%

Market-Based Options

We have granted market-based options to newly appointed officers. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected terms to determine if the vesting conditions would be triggered during the term. As a result, the fair value was estimated to be $2.4 million for these stock options. As of January 31, 2016, $0.8 million remained unamortized on these market-based stock options, which will be expensed over the next 1.1 years, which represents the remaining weighted average amortization period.

The following table summarizes the stock option activity:

	For the Fiscal Years Ended January 31,
	2016		2015		2014
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	1,626,421	$7.77	1,502,176	$9.77	1,917,448	$10.35
Granted	612,678	$6.44	500,000	$7.23	12,500	$10.10
Exercised	(28,740)	$6.74	—	$—	(118,528)	$9.10
Forfeited/expired/cancelled	(1,017,682)	$8.13	(375,755)	$15.06	(309,244)	$13.78

Outstanding at end of period	1,192,677	$6.80	1,626,421	$7.77	1,502,176	$9.77

Options exercisable at end of period	80,000	$6.83	1,108,115	$8.02	1,440,521	$9.90

Weighted average remaining contractual term (in years)		8.10		4.72		3.93

The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2016, 2015 and 2014, was $2.75, $3.39, and $1.53, respectively. As of January 31, 2016, the unrecognized stock-based compensation related to the unvested stock options was approximately $1.8 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of 2.4 years.

Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price. The aggregate intrinsic value for options outstanding was $0.1 million, $0.1 million and $4.5 million as of January 31, 2016, 2015 and 2014, respectively. The aggregate intrinsic value of vested shares and share options expected to vest as of January 31, 2016, 2015 and 2014 was $0.1 million, $0.1 million and $4.4 million, respectively.

Cash received from employees as a result of employee stock option exercises during fiscal 2016 and fiscal 2014 was $0.2 million and $1.1 million, respectively. There were no stock options exercised in fiscal 2015. The total intrinsic value of options exercised during the years ended January 31, 2016 and 2014 was approximately $14,000 and $0.3 million, respectively.

The following table summarizes information about stock options outstanding and exercisable as of January 31, 2016:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$6.05 to $6.05	412,677	7.72	$6.05	—	$—
$6.74 to $6.74	75,000	2.96	$6.74	75,000	$6.74
$7.00 to $7.48	700,000	8.90	$7.24	—	$—
$8.15 to $8.15	5,000	3.42	$8.15	5,000	$8.15

	1,192,677	8.10	$6.80	80,000	$6.83

Stock Units (RSUs, DSUs and PSUs)

We record stock-based compensation expense associated with stock units using the market value of our stock on the date of grant, less forfeitures, and amortize over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition.

The following table summarizes the stock unit activity:

	For the Fiscal Years Ended January 31,
	2016		2015		2014
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Nonvested at beginning of period	435,306	$8.91	446,468	$9.81	552,980	$10.51
Awarded	904,344	$6.46	314,057	$8.60	146,411	$11.15
Vested	(277,373)	$6.89	(287,485)	$9.83	(205,928)	$12.61
Forfeited/expired/cancelled	(9,232)	$8.42	(37,734)	$10.01	(46,995)	$9.93

Nonvested at end of period	1,053,045	$7.34	435,306	$8.91	446,468	$9.81

As of January 31, 2016, the unrecognized stock-based compensation related to the unvested RSUs and DSUs was $2.5 million. This cost will be recognized over an estimated weighted average amortization period of 2.3 years.

In fiscal 2016, the Company granted an aggregate of 301,192 PSUs to employees. The target number of PSUs granted to an employee represents the right to receive a corresponding number of shares of our common stock, subject to adjustment depending on SeaChange’s total shareholder return (“TSR”) for the period between February 1, 2016 and January 31, 2019 measured against the TSR of the common stock of the companies comprising the S&P SmallCap 600 Index (collectively referred to as the “SeaChange Relative TSR Percentile Rank”). The number of shares of our common stock that these employees are entitled to receive at January 31, 2019 ranges from 0% to 150% of the target PSU award. If the SeaChange Relative TSR Percentile Rank relative to the companies in the S&P SmallCap 600 Index is less than the 25th percentile, the target grant is forfeited.

We record the fair value of these PSUs using the Monte Carlo simulation model since the vesting is variable depending on the SeaChange Relative TSR Percentile Ranking. We recognize stock compensation expense related to the PSUs ratably over the required service period based on the estimate that it is probable that the measurement criteria will be achieved and the targeted number of shares will vest. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made. The fair value of the granted PSUs was estimated to be $2.1 million and will be expensed over the next 3 years.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	Foreign Currency Translation Adjustment	Changes in Fair Value of Available- for-Sale Investments	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance at January 31, 2014	$(2,150)	$18	$(2,132)
Other comprehensive loss	(3,647)	25	(3,622)

Balance at January 31, 2015	(5,797)	43	(5,754)
Other comprehensive loss	(847)	(12)	(859)

Balance at January 31, 2016	$(6,644)	$31	$(6,613)

Unrealized holding losses on securities available for sale are not material for the periods presented.

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

Significant Customers

The following table summarizes revenues by significant customers where such revenue exceeded 10% of total revenues for the indicated period:

	For Fiscal Years Ended January 31,
	2016	2015	2014
Customer A	28%	17%	24%
Customer B	10%	17%	15%
Customer C	N/A	N/A	10%

Geographic Information

The following summarizes revenues by customers’ geographic locations:

	For the Fiscal Years Ended January 31,
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$58,113	55%	$64,755	56%	$77,105	53%
Europe and Middle East	42,201	39%	39,387	34%	53,105	36%
Latin America	4,707	4%	6,829	6%	13,156	9%
Asia Pacific	1,971	2%	4,464	4%	2,953	2%

Total revenues	$106,992		$115,435		$146,319

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Fiscal Years Ended January 31,
	2016	2015	2014
	(Amounts in thousands, except percentages)
U.S. Revenue	$46,978	$59,819	$66,903
% of total revenue	43.9%	51.8%	45.7%

The following summarizes long-lived assets by geographic locations:

	January 31,
	2016		2015
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$18,944	79%	$21,214	74%
Europe and Middle East	3,575	15%	6,028	22%
Asia Pacific	1,372	6%	1,260	4%

Total long-lived assets by geographic location	$23,891		$28,502

(1)	Excludes marketable securities, long-term and goodwill.

12. Income Taxes

The components of loss from continuing operations before income taxes are as follows:

	For the Fiscal Years Ended January 31,
	2016	2015	2014
	(Amounts in thousands)
Domestic	$(38,709)	$(25,920)	$(15,049)
Foreign	(10,044)	(2,694)	12,833

	$(48,753)	$(28,614)	$(2,216)

The components of the income tax (benefit) provision from continuing operations are as follows:

	For the Fiscal Years Ended January 31,
	2016	2015	2014
	(Amounts in thousands)
Current:
Federal	$—	$—	$11
State	50	(762)	50
Foreign	(49)	24	692

Total	1	(738)	753

Deferred:
Foreign	(1,030)	(368)	(698)

Total	(1,030)	(368)	(698)

Income tax (benefit) provision	$(1,029)	$(1,106)	$55

The income tax (benefit) provision for continuing operations computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following:

	For the Fiscal Years Ended January 31,
	2016	2015	2014
	(Amounts in thousands)
Statutory U.S. federal tax rate	$(17,066)	$(10,014)	$(774)
State taxes, net of federal tax benefit	33	(779)	33
Income (losses) not benefitted	15,712	8,913	92
Non-deductible stock compensation expense	3	—	15
Other(1)	(31)	(74)	694
Innovative technology and development incentive	(189)	(68)	260
Foreign tax rate differential	509	916	(265)

	$(1,029)	$(1,106)	$55

(1)	Within the other line in the table above, other non-deductible items were ($0.2) million and $0.3 million for the fiscal years ended January 31, 2016 and 2014, respectively but were not material in fiscal 2015. These expenses have been aggregated with various adjustments related to differences in prior year U.S. and foreign tax provisions and the actual returns filed.

Our effective tax rate was a benefit of 2% and 4% for the fiscal years ended January 31, 2016 and 2015, respectively, and an effective tax rate provision of 3% for the fiscal year ended January 31, 2014.

The components of deferred income taxes are as follows:

	January 31,
	2016	2015
	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$5,041	$1,783
Deferred revenue	346	761
Stock-based compensation expense	3,655	3,005
U.S. federal, state and foreign tax credits	7,510	7,670
Intangible assets	7,153	—
Loss carryforwards	24,172	18,298

Deferred tax assets	47,877	31,517
Less: Valuation allowance	(47,368)	(30,369)

Net deferred tax assets	509	1,148
Deferred tax liabilities:
Intangible assets	—	1,267
Other	75	74
Property and equipment	426	869

Total net deferred tax liabilities	$8	$(1,062)

At January 31, 2016, we had federal, state and foreign net operating loss carry forwards of $48.0 million, $80.8 million and $2.0 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2017. Utilization of these net operating loss carry forwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2016, we had a federal capital loss carry forward of $13.1 million. This loss can only be utilized to offset capital gains and it expires in fiscal 2018. In addition, at January 31, 2016, we had federal and state research and development credit carry forwards of $3.6 million and $1.8 million respectively, and state investment tax credit carry forwards of $0.3 million. Certain federal and state credit carry forwards will expire at various dates if not utilized, while certain other credit carry forwards may be carried forward indefinitely. Utilization of these credit carry forwards may be limited pursuant to provisions of the respective local jurisdiction. We also have alternative minimum tax credit carry forwards of $0.6 million which are available to reduce future federal regular income taxes over an indefinite period. We have foreign tax credit carry forwards of $2.0 million which are available to reduce future federal regular income taxes.

We review the adequacy of the valuation allowance for deferred tax assets on a quarterly basis. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets and have established a valuation allowance of $47.4 million for such assets, which are comprised principally of net operating loss carry forwards, research and development credits, deferred revenue, inventory and stock-based compensation. If we generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased $17.0 million from $30.4 million at January 31, 2015.

At January 31, 2016, we have indefinitely reinvested $82.5 million of the cumulative undistributed earnings of certain foreign subsidiaries. Approximately $48 million of such earnings would be subject to U.S. taxes if repatriated to the United States. Through January 31, 2016, we have not provided deferred income taxes on the undistributed earnings of our foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the United States. Non-U.S. current and deferred income taxes have been provided in connection with our foreign subsidiaries’ continuing operations with the exception of a subsidiary in the British Virgin Islands, which operates in a zero rate jurisdiction. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if, and when, remittance occurs.

For the fiscal year ended January 31, 2016, we recognized incremental tax benefits of $0.4 million. This incremental tax benefit is primarily due to $0.3 million of tax benefit recorded for the expiration of the statute of limitations and $0.1 million for the effect of foreign translation. At January 31, 2016, $0.4 million of the $5.2 million of unrecognized tax benefits are related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months due to the statute of limitations expiring. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $0.4 million, is as follows:

	For the Fiscal Years Ended January 31,
	2016	2015
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$5,527	$6,035
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	—	96
Decrease due to expiration of statute of limitation	(325)	(275)
Effect of currency translation	(51)	(329)

Balance of gross unrecognized tax benefits, end of period	$5,151	$5,527

We file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013, however, the taxing authorities still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

In the fourth quarter of fiscal 2016, we effectively settled our IRS audit for fiscal years 2010 through 2013. The closing of the audit resulted in $2.3 million reduction in our federal net operating loss (“NOL”) carryforward, a corresponding $2.3 million increase in our federal capital loss carryforward and a $0.1 million reduction in our federal research and development credits.

We continue to maintain a valuation allowance against deferred tax assets where realization is not certain. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.

13. Employee Benefit Plans

We sponsor a 401(k) retirement savings plan (the “Plan”) that covers substantially all domestic employees of SeaChange. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. Participation in the Plan is available to full-time employees who meet eligibility requirements. We also contribute to various retirement plans for our employees outside the United States of which the amounts will vary, according to the local plans specific to each foreign location. During fiscal 2016, 2015 and 2014, we contributed $1.5 million, $1.7 million and $1.7 million, respectively.

We have a statutory pension benefit obligation covering current employees in the Philippines. We recorded a total of approximately $0.1 million and $39,000 in interest costs in fiscal 2016 and fiscal 2015, respectively, and $0.3 million and $0.2 million in service costs in relating to this obligation in fiscal 2016 and fiscal 2015. We also recorded an actuarial gain of $0.4 million in fiscal 2016 and an actuarial loss of $0.4 million to this obligation in fiscal 2015. The total unfunded projected benefit obligation was $1.1 million and $1.2 million as of January 31,

2016 and 2015, respectively, and recorded in other liabilities, long-term, in our consolidated balance sheets. We do not anticipate to begin paying this obligation until fiscal 2020 and estimate $0.2 million in benefit payments through fiscal 2027. We used projected discount rates of 5.08% and 4.20% for fiscal 2016 and 2015, respectively, and a compensation increase rate of 7%, in the calculation of our benefit obligation and periodic benefit costs. During fiscal years 2016, 2015 and 2014, we recorded $0.3 million, $0.2 million and $0.2 million, respectively, in periodic benefit costs for this obligation.

14. Net Loss Per Share

Net loss per share is presented in accordance with authoritative guidance which requires the presentation of “basic” and “diluted” earnings per share. Basic net loss per share is computed by dividing earnings available to common shareholders by the weighted average shares of common stock outstanding during the period. For the purposes of calculating diluted net loss per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of shares of potential dilutive shares of common stock, such as stock awards, calculated using the treasury stock method. Basic and diluted net loss per share was the same for all the periods presented as the impact of potential dilutive shares outstanding was anti-dilutive.

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share data):

	For the Fiscal Years Ended January 31,
	2016	2015	2014
Net loss from continuing operations	$(47,697)	$(27,489)	$(2,227)
Net income (loss) from discontinued operations	—	5	(803)

Net loss	$(47,697)	$(27,484)	$(3,030)

Weighted average shares used in computing net loss per share—basic and diluted	33,506	32,772	32,718

Net loss per share—basic and diluted:
Loss from continuing operations	$(1.42)	$(0.84)	$(0.07)
Income (loss) from discontinued operations	—	0.00	(0.02)

Net loss per share—basic and diluted:	$(1.42)	$(0.84)	$(0.09)

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	For the Fiscal Year Ended January 31,
	2016	2015	2014
Stock options	1,493	1,586	913
Restricted stock units	145	217	473
Deferred stock units	31	11	—
Performance stock units	5	—	—

Total	1,674	1,814	1,386

15. Quarterly Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations for fiscal 2016 and fiscal 2015. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Fiscal Year Ended January 31, 2016
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$23,177	$27,871	$28,747	$27,197
Gross profit	10,116	14,427	6,877	15,419
Operating expenses	19,582	19,177	18,718	37,561
Net loss (1)	(9,825)	(5,027)	(10,565)	(22,280)
Loss per share (2):
Basic	$(0.29)	$(0.16)	$(0.31)	$(0.66)
Diluted	$(0.29)	$(0.16)	$(0.31)	$(0.66)

	Fiscal Year Ended January 31, 2015
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$24,337	$29,849	$29,970	$31,279
Gross profit	10,891	15,387	14,793	16,036
Operating expenses	21,026	20,574	20,660	21,300
Net loss from continuing operations	(9,467)	(5,687)	(6,195)	(6,140)
Net income (loss) from discontinued operations (3)	—	119	(114)	—
Net loss	(9,467)	(5,568)	(6,309)	(6,140)
Net loss per share from continuing operations (2):
Basic	$(0.29)	$(0.17)	$(0.19)	$(0.19)
Diluted	$(0.29)	$(0.17)	$(0.19)	$(0.19)
Income (loss) per share from discontinued operations (2):
Basic	$—	$0.00	$(0.00)	$—
Diluted	$—	$0.00	$(0.00)	$—
Loss per share (2):
Basic	$(0.29)	$(0.17)	$(0.19)	$(0.19)
Diluted	$(0.29)	$(0.17)	$(0.19)	$(0.19)

(1)	Net loss in the fourth quarter of fiscal 2016 includes a $21.5 million loss on impairment of TLL, LLC net assets as a result of our decision to enter into a restructuring plan relating to the Timeline Labs operations that may include a winding down of operations.
(2)	The sum of per share data may not agree to annual amounts due to rounding.
(3)	In May 2012, we completed the sale of our broadcast servers and storage business and our media services business. As a result, both businesses have been reported as discontinued operations in our consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Edward Terino, our Chief Executive Officer, and Anthony C. Dias, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Messrs. Terino and Dias concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework. Based on our assessment, management concluded that, as of January 31, 2016, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included immediately below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SeaChange International, Inc.

We have audited the internal control over financial reporting of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2016, and our report dated April 12, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

April 12, 2016

(C) Changes in Internal Control over Financial Reporting

As a result of the evaluation completed by management, and in which Messrs. Terino and Dias participated, we have concluded that there were no changes during the fiscal quarter ended January 31, 2016 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about July 13, 2016 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

Certain information regarding our executive officers is set forth in Part I, Item 1, “Business,” of this Form 10-K under the heading “Executive Officers.” The other information required by this item concerning directors and executive officers of SeaChange is hereby incorporated by reference to the information contained under the headings “Availability of Corporate Governance Documents”, “Audit Committee,” “Information Concerning Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Definitive Proxy Statement.

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

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of January 31, 2016, including our Amended and Restated 2011 Compensation and Incentive Plan (the “2011 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,192,677	$6.80	1,971,896	(2)

(1)	Consists of the 2011 Plan and the Amended and Restated 2005 Equity Compensation and Incentive Plan.
(2)	As of January 31, 2016, there were 1,971,896 shares remaining available for issuance under the 2011 Plan.

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of December 22, 2014, by and among the Company, TLL,LLC and the other parties set forth on the signature pages thereto (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed December 22, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on July 17, 2013 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.1	Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 23, 2013 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed July 20, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Deferred Stock Unit Award Grant Notice pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement for Employees pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 4, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Amended and Restated 2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 25, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.10	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description

10.12	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.13	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.14	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.15	Line of Credit Agreement, dated as of November 28, 2012, by and among SeaChange International, Inc. and JP Morgan Chase Bank, N.A. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 7, 2012 (File No. 000-21393) and incorporated herein by reference).

10.16	Form of Indemnification Agreement (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on April 10, 2013 (File No. 000-21393) and incorporated herein by reference).

10.17	Indemnification Agreement, dated as of October 20, 2014, by and between the Company and Jay A. Samit (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K previously filed October 22, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.18	Offer Letter, dated as of October 20, 2014, by and between the Company and Jay A. Samit (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.19	SeaChange International, Inc. 2015 Employee Stock Purchase Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 22, 2015 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.20	Form of Performance Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.21	Amended and Restated Change-in-Control Severance Agreement, dated as of January 26, 2016, by and between the Company and Jay A. Samit (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed on January 28, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.22	Amended and Restated Change-in-Control Severance Agreement, dated as of January 26, 2016, by and between the Company and Edward Terino (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K previously filed on January 28, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.23	Amended and Restated Change-in-Control Severance Agreement, dated as of January 26, 2016, by and between the Company and Anthony Dias (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K previously filed on January 28, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.24	Amended and Restated Change-in-Control Severance Agreement, dated as of January 26, 2016, by and between the Company and David McEvoy (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K previously filed on January 28, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.25	Separation and Release of Claims, dated as of April 6, 2016, by and between the Company and Jay A. Samit (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed April 7, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Provided herewith.

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

SEACHANGE INTERNATIONAL, INC.

Schedule II—Valuation and Qualifying Accounts

For the Fiscal Years Ended January 31, 2016, 2015 and 2014

	Balance at beginning of period	Additions		Deductions and write- offs	Balance at end of period
Description		Charged to costs and expenses	Charged to other accounts
	(Amounts in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2016	$400	$59	$—	$(44)	$415
Year ended January 31, 2015	$327	$80	$—	$(7)	$400
Year ended January 31, 2014	$946	$286	$31	$(936)	$327

Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2016	$30,369	$16,999	$—	$—	$47,368
Year ended January 31, 2015	$20,789	$9,580	$—	$—	$30,369
Year ended January 31, 2014	$19,965	$824	$—	$—	$20,789

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: April 12, 2016	By:	/s/ EDWARD TERINO
Edward Terino
Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward Terino and Anthony C. Dias, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ EDWARD TERINO Edward Terino	Chief Executive Officer, Director (Principal Executive Officer)	April 12, 2016

/s/ ANTHONY C. DIAS Anthony C. Dias	Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer (Principal Financial and Accounting Officer)	April 12, 2016

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	April 12, 2016

/s/ STEVE CRADDOCK Steve Craddock	Director	April 12, 2016

/s/ WILLIAM MARKEY William Markey	Director	April 12, 2016

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 12, 2016

/s/ ED WILSON Ed Wilson	Director	April 12, 2016