Form 10-Q
period 2016-04-30
SEACHANGE INTERNATIONAL INC
filed 2016-06-09
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

The number of shares outstanding of the registrant’s Common Stock on June 3, 2016 was 35,156,227.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 30, 2016	January 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,512	$58,733
Restricted cash	187	82
Marketable securities	4,759	1,504
Accounts and other receivables, net of allowance for doubtful accounts of $415 at April 30, 2016 and January 31, 2016, respectively	21,470	26,331
Unbilled receivables	11,847	10,680
Inventories, net	1,748	1,682
Prepaid expenses and other current assets	3,346	3,827

Total current assets	94,869	102,839
Property and equipment, net	13,537	14,129
Marketable securities, long-term	8,018	10,764
Investments in affiliates	2,500	2,500
Intangible assets, net	3,747	4,126
Goodwill	41,304	40,175
Other assets	2,909	3,136

Total assets	$166,884	$177,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,678	$6,132
Deferred stock consideration	—	3,205
Deferred revenues	16,888	16,201
Other accrued expenses	15,964	17,414

Total current liabilities	37,530	42,952
Deferred revenues, long-term	886	1,209
Taxes payable, long-term	1,462	1,389
Other liabilities, long-term	1,170	1,101

Total liabilities	41,048	46,651

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 34,426,497 shares issued and 34,386,007 outstanding at April 30, 2016, and 33,818,777 shares issued and 33,778,871 outstanding at January 31, 2016	344	338
Additional paid-in capital	231,270	228,164
Treasury stock, at cost; 40,490 and 39,906 common shares at April 30, 2016 and January 31, 2016, respectively	(5)	(2)
Accumulated loss	(99,776)	(90,869)
Accumulated other comprehensive loss	(5,997)	(6,613)

Total stockholders’ equity	125,836	131,018

Total liabilities and stockholders’ equity	$166,884	$177,669

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	April 30,
	2016	2015
Revenues:
Products	$4,200	$3,164
Services	17,370	20,013

Total revenues	21,570	23,177

Cost of revenues:
Products	1,574	1,677
Services	10,459	11,203
Amortization of intangible assets	316	181
Stock-based compensation expense	72	—

Total cost of revenues	12,421	13,061

Gross profit	9,149	10,116

Operating expenses:
Research and development	8,699	9,533
Selling and marketing	3,557	3,668
General and administrative	4,071	3,887
Amortization of intangible assets	450	941
Stock-based compensation expense	40	711
Earn-outs and change in fair value of earn-outs	—	502
Professional fees - other	132	128
Severance and other restructuring costs	1,775	212

Total operating expenses	18,724	19,582

Loss from operations	(9,575)	(9,466)
Other income (expenses), net	922	(229)

Loss before income taxes and equity income in earnings of affiliates	(8,653)	(9,695)
Income tax provision	254	147
Equity income in earnings of affiliates, net of tax	—	17

Net loss	$(8,907)	$(9,825)

Net loss	$(8,907)	$(9,825)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	607	(277)
Unrealized gain (loss) on marketable securities	9	(12)

Comprehensive loss	$(8,291)	$(10,114)

Net loss per share:
Basic	$(0.26)	$(0.29)

Diluted	$(0.26)	$(0.29)

Weighted average common shares outstanding:
Basic	34,354	33,328

Diluted	34,354	33,328

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,907)	$(9,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	794	870
Amortization of intangible assets	766	1,122
Fair value of acquisition-related contingent consideration	—	502
Stock-based compensation expense	112	711
Other	40	89
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	5,363	7,822
Unbilled receivables	(664)	(2,864)
Inventories	(91)	(148)
Prepaid expenses and other assets	853	(1,091)
Accounts payable	(1,736)	119
Accrued expenses	(2,201)	(2,118)
Deferred revenues	80	(1,467)
Other	29	(465)

Total cash used in operating activities	(5,562)	(6,743)

Cash flows from investing activities:
Purchases of property and equipment	(159)	(282)
Investment in capitalized software	—	(749)
Purchases of marketable securities	(502)	(2,033)
Proceeds from sale and maturity of marketable securities	—	4,034
Cash paid for acquisition of business, net of cash acquired	—	(11,686)
Other investing activities	(106)	—

Total cash used in investing activities	(767)	(10,716)

Cash flows from financing activities:
Proceeds from issuance of common stock	33	—
Other financing activities	(3)	—

Total cash provided by financing activities	30	—

Effect of exchange rate changes on cash	(922)	411

Net decrease in cash and cash equivalents	(7,221)	(17,048)

Cash and cash equivalents, beginning of period	58,733	90,019

Cash and cash equivalents, end of period	$51,512	$72,971

Supplemental disclosure of cash flow information:
Income taxes paid	$43	$183
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for deferred stock consideration obligation	$3,205	$—
Transfer of items originally classified as inventories to equipment	$—	$80

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

The Company

SeaChange International, Inc. and its consolidated subsidiaries (collectively “SeaChange”, “we”, or the “Company”) is an industry leader in the delivery of multiscreen video. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content to cable television system operators, telecommunications companies, satellite operators and media companies.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports as well as rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments necessary to present a fair presentation of the consolidated financial statements for the periods shown. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and related footnotes included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. The balance sheet data as of January 31, 2016 that is included in this Quarterly Report on Form 10-Q (“Form 10-Q”) was derived from our audited financial statements.

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three months ended April 30, 2016, there have been no material changes to our significant accounting policies that were described in our fiscal 2016 Form 10-K, as filed with the SEC.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2016 and January 31, 2016. There were no fair value measurements of our financial assets and liabilities using significant level 3 inputs for the periods presented:

		Fair Value at April 30, 2016 Using
	April 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,169	$3,169	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	3,757	3,757	—
U.S. government agency issues	1,002	—	1,002
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	4,513	4,513	—
U.S. government agency issues	3,505	—	3,505

Total	$15,946	$11,439	$4,507

		Fair Value at January 31, 2016 Using
	January 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,654	$3,654	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	502	502	—
U.S. government agency issues	1,002	—	1,002
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	7,762	7,762	—
U.S. government agency issues	3,002	—	3,002

Total	$15,922	$11,918	$4,004

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheets and are valued at quoted market prices for identical instruments in active markets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill, and other intangible assets, which are re-measured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets and liabilities, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded to loss from impairment in our consolidated statements of operations and comprehensive loss. We did not record any significant charges to assets measured at fair value on a nonrecurring basis during the three months ended April 30, 2016 and 2015.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of April 30, 2016 and January 31, 2016. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other income (expenses), net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other income (expenses), net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other income (expenses), net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of April 30, 2016 and January 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 30, 2016:
Cash	$48,343	$—	$—	$48,343
Cash equivalents	3,169	—	—	3,169

Cash and cash equivalents	51,512	—	—	51,512

U.S. treasury notes and bonds - short-term	3,754	3	—	3,757
U.S. treasury notes and bonds - long-term	4,502	11	—	4,513
U.S, government agency issues - short-term	1,001	1	—	1,002
U.S, government agency issues - long-term	3,480	25	—	3,505

Total cash, cash equivalents and marketable securities	$64,249	$40	$—	$64,289

January 31, 2016:
Cash	$55,079	$—	$—	$55,079
Cash equivalents	3,654	—	—	3,654

Cash and cash equivalents	58,733	—	—	58,733

U.S. treasury notes and bonds - short-term	503	—	(1)	502
U.S. treasury notes and bonds - long-term	7,756	6	—	7,762
U.S, government agency issues - short-term	1,001	1	—	1,002
U.S, government agency issues - long-term	2,977	25	—	3,002

Total cash, cash equivalents and marketable securities	$70,970	$32	$(1)	$71,001

The gross realized gains and losses on sale of available-for-sale securities as of April 30, 2016 and January 31, 2016 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of April 30, 2016 are as follows (amounts in thousands):

Estimated Fair Value
Maturity of one year or less	$4,759
Maturity between one and five years	8,018

Total	$12,777

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at April 30, 2016 and January 31, 2016 was $64.5 million and $71.1 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets. As of April 30, 2016 and January 31, 2016 we had $0.2 million and $0.1 million, respectively, in restricted cash related to performance obligations.

4.	TLL, LLC Acquisition and Loss on Impairment

On February 2, 2015, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2014, we acquired 100% of the member interests in TLL, LLC (“Timeline Labs”), a privately-owned California-based software-as-a-service (“SaaS”) company.

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

On August 3, 2015, we issued 260,537 shares of our common stock with a value of $1.8 million to the former members of Timeline Labs, in satisfaction of the six-month deferred stock consideration obligation pursuant to the Merger Agreement. In satisfaction of the twelve-month deferred stock consideration obligation pursuant to the Merger Agreement, on February 2, 2016 we issued 542,274 shares of our common stock with a value of $3.2 million and in May 2016, pursuant to an adjustment mechanism based on stock price provided for in the Merger Agreement with respect to deferred stock consideration issuances, we issued an additional 70,473 shares of our common stock with a value of $0.2 million.

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

		$6,720

Acquired Goodwill

We finalized the purchase price allocation in January 2016. We recorded the $15.8 million excess of the purchase price over the fair value of the identified tangible and intangible assets as goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill was deductible for tax purposes.

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.1 million in acquisition-related costs, including legal, accounting and other professional services for fiscal 2016. The acquisition costs were expensed as incurred and included in professional fees – other, in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016.

Loss on Impairment of Assets

In January 2016, our Board of Directors authorized a restructuring plan (including a possible winding down of the Timeline Labs operations), as previously reported in a Current Report on Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded their fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016.

In addition, we incurred $0.6 million in severance and restructuring charges during the first quarter of fiscal 2017 related to cost-saving actions taken with respect to the Timeline Labs business.

5.	Inventories

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	April 30,	January 31,
	2016	2016
	(Amounts in thousands)
Components and assemblies	$1,197	$1,223
Finished products	551	459

Total inventory	$1,748	$1,682

6.	Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended April 30, 2016 were as follows (amounts in thousands):

Balance as of February 1, 2016
Goodwill	$55,962
Accumulated impairment losses	(15,787)

$40,175
Cumulative translation adjustment	1,129

Balance as of April 30, 2016
Goodwill	57,091
Accumulated impairment losses	(15,787)

$41,304

We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when an indicator of impairment occurs. During the first quarter of fiscal 2017, as a result of the decline in our stock price since January 31, 2016, which we considered to be a triggering event, we performed an analysis of our goodwill and determined that there was no impairment to goodwill during the first quarter of fiscal 2017.

Intangible Assets

Intangible assets, net, consisted of the following at April 30, 2016 and January 31, 2016:

		As of April 30, 2016			As of January 31, 2016
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	6.0	$30,555	$(27,192)	$3,363	$29,956	$(26,284)	$3,672
Non-compete agreements	—	2,457	(2,457)	—	2,365	(2,365)	—
Completed technology	5.5	10,389	(10,005)	384	10,075	(9,621)	454
Trademarks, patents and other	—	7,087	(7,087)	—	7,068	(7,068)	—

Total finite-life intangible assets		$50,488	$(46,741)	$3,747	$49,464	$(45,338)	$4,126

As of April 30, 2016, the estimated future amortization expense for our finite-life intangible assets for the remainder of fiscal 2017, the four succeeding fiscal years is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2017 (for the remaining nine months)	$1,573
2018	1,301
2019	630
2020	243
2021	—
2022 and thereafter	—

Total	$3,747

7.	Commitments and Contingencies

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

During the three months ended April 30, 2016, we incurred restructuring charges of $1.8 million primarily from severance costs for terminated employees.

The following table shows the change in balances of our accrued severance reported as a component of other accrued expenses on the consolidated balance sheet as of April 30, 2016 (amounts in thousands):

Accrual balance as of January 31, 2016	$47
Severance and other restructuring charges incurred	1,775
Severance costs paid	(766)
Other adjustments	(325)

Accrual balance as of April 30, 2016	$731

As a result of restructuring activities relating to our Timeline Labs operations in fiscal 2017, we incurred $0.6 million of charges, which include $0.4 million in severance to former Timeline Labs employees and $0.2 million in other restructuring charges relating to our remaining lease obligation of our Timeline Labs facility in San Francisco, California. In addition, effective April 6, 2016, we terminated the employment of Jay Samit, our former Chief Executive Officer (“CEO”). In connection with his termination, Mr. Samit and SeaChange entered into a Separation Agreement and Release of Claims (“Separation Agreement”). Under the terms of the Separation Agreement and consistent with our pre-existing obligations to Mr. Samit in connection with a termination without cause, we incurred a charge of $1.0 million in the first quarter of fiscal 2017, which included $0.2 million for satisfaction of his remaining fiscal 2016 and 2017 annual bonuses and $0.8 million in severance payable in twelve equal monthly installments which will be completed in the first quarter of fiscal 2018.

9.	Stockholders’ Equity

2011 Compensation and Incentive Plan

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of shares of common stock authorized for grant is equal to 5,300,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) and other equity based non-stock option awards as determined by the plan administrator to officers, employees, consultants, and directors of the Company.

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award. As of April 30, 2016, there were 1,629,384 shares available for future grant under the 2011 Plan.

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

In fiscal 2016, the Board of Directors developed a new Long-Term Incentive (“LTI”) Program under which the named executive officers of the Company will receive long-term equity-based incentive awards, which are intended to align the interests of our named executive officers with the long-term interests of our stockholders and to emphasize and reinforce our focus on team success. Long-term equity-based incentive compensation awards are made in the form of stock options, RSUs and performance stock units (“PSUs”) subject to vesting based in part on the extent to which employment continues for three years.

We have granted market-based options to newly appointed officers. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange. Mr. Terino was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options. The fair value of these stock options was estimated to be $2.2 million. As of April 30, 2016, $1.8 million remained unamortized on these market-based stock options, which will be expensed over the next 1.9 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015 we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was immaterial for the three months ended April 30, 2016.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the three months ended April 30, 2016:

	Foreign Currency Translation Adjustment	Changes in Fair Value of Available for Sale Investments	Total
	(Amounts in thousands)
Balance at January 31, 2016	$(6,644)	$31	$(6,613)
Other comprehensive income	607	9	616

Balance at April 30, 2016	$(6,037)	$40	$(5,997)

Unrealized holding gains (losses) on securities available for sale are not material for the periods presented.

Comprehensive loss consists of our net loss and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available for sale. For purposes of comprehensive loss disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of our foreign subsidiaries.

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

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended April 30,
	2016	2015
Customer A	32%	20%
Customer B	N/A	17%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended April 30,
	2016		2015
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$10,671	50%	$13,779	59%
Europe and Middle East	9,141	42%	7,566	33%
Latin America	1,185	5%	1,098	5%
Asia Pacific	573	3%	734	3%

Total	$21,570		$23,177

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended April 30,
	2016	2015
U.S. Revenue	$8,446	$11,935
% of total revenues	39.2%	51.5%

12.	Income Taxes

We recorded an income tax provision from continuing operations of $0.3 million for the three months ended April 30, 2016 primarily relating to income tax expense at our foreign jurisdictions. Our effective tax rate in fiscal 2017 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2016, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013, however, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended April 30,
	2016	2015
Net loss	$(8,907)	$(9,825)

Weighted average shares used in computing net loss per share - basic and diluted	34,354	33,328

Net loss per share:
Basic	$(0.26)	$(0.29)

Diluted	$(0.26)	$(0.29)

The number of common shares used in the computation of diluted net loss per share for the three months ended April 30, 2016 and 2015 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended April 30,
	2016	2015
Stock options	927	1,408
Restricted stock units	896	155
Deferred stock units	74	6

Total	1,897	1,569

14.	Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standard Updates – Not Yet Adopted

Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this guidance to annual reporting periods beginning after December 15, 2017, which would be our fiscal 2019 reporting period. It must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 provides clarification on two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The effective date of ASU 2016-10 is the same as the effective date for ASU 2014-09. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 600): Narrow-Scope Improvements and Practical Expedients.” ASU 2016 clarifies aspects of ASU 2014-09, including clarifying noncash consideration, and provides a practical expedient for reflecting contract modifications at transition. The effective date of ASU 2016-12 is the same as the effective date of ASU 2014-09. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for operating leases with terms over twelve months, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. It also requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. Early adoption is permitted. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

Recently Issued Accounting Standard Updates – Adopted During the Period

Accounting For Share-Based Payments - Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is now effective for us beginning in fiscal 2017 and currently has no impact on our consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. We adopted ASU 2015-05 beginning in fiscal 2017 prospectively. The adoption of this update did not have an impact on our consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period of a business combination in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 is now effective for us and did not have any impact on our consolidated financial statements.

15.	Subsequent Events

Acquisition of DCC Labs

On May 6, 2016 we acquired a 100% share of DCC Labs, a privately-held Warsaw, Poland-based set-top and multiscreen device software developer and integrator for approximately $8 million. The purchase price consisted of $5.4 million paid in cash and $2.6 million paid in shares of our common stock, with $0.5 million in cash and all of the stock consideration initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement. We expect DCC Labs will contribute several million dollars of revenue annually to SeaChange.

The acquisition of DCC Labs enables us to optimize the operations of our In Home business, which is our developer of deployed software solutions including the SeaChange Nucleus home video gateway. In addition, the acquisition brings market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community and an HTML5 framework for building future-proof user interfaces for CPE devices.

Reduction in Workforce for our In Home Business

In conjunction with the DCC Labs acquisition, SeaChange commenced a workforce reduction within its In Home engineering and services organization, which will result in a charge of $1.0 million in severance and other restructuring costs during the second quarter of fiscal 2017. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2016 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

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

We continue to invest in our Rave premium OTT platform (“Rave”), which is our cloud-based software-as-a-service (“SaaS”) offering that permits service providers and media companies to offer features and functions through a service hosted and managed by SeaChange, reducing cost and increasing speed and ease of use for end-users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide OTT services, we can meet their growing needs and help them get to market faster, which will help them drive new revenue growth. Recognizing the importance of OTT, we have architected our cloud solutions and products to make integrating with existing networks simple and a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

We expect that revenue from our multiscreen video products will continue to grow for the rest of fiscal 2017. We believe that we have the opportunity for continued revenue growth by expanding our selling efforts to new geographic areas such as Asia Pacific and Latin America. We also believe that our existing service operator customers will continue upgrading to new features that enable the capacity to increase average revenue per subscriber, reduced operating and capital expenses, and lower customer churn.

We continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Budgetary approvals by our customers for capital purchases;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Uncertainty caused by potential consolidation in the industry; and

•	Timing of our customers in selecting programs to launch our services to their end users.

These, together with other factors, could result in the reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, changes in cost estimates in long-term contracts which could result in a loss provision, gross margin deterioration, slower adoption of new technologies, the transition to SaaS, and an increase in price competition.

On February 2, 2015, we acquired TLL, LLC (“Timeline Labs”), a California-based SaaS company. In January 2016, our Board of Directors authorized a restructuring plan (including a possible winding down of the Timeline Labs operations), as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded their fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. In February 2016, we implemented cost-saving actions related to the restructuring plan and we will continue to service the clients of Timeline Labs through the first half of fiscal 2017. See Note 4, “Timeline Labs Acquisition and Loss on Impairment,” to our consolidated financial statements for more information.

Effective April 6, 2016, Edward Terino, who previously served as our Chief Operating Officer, was appointed Chief Executive Officer (“CEO”) of SeaChange, following the termination of the employment of Jay Samit as CEO, as previously reported in a Current Report on Form 8-K filed with the SEC on April 7, 2016.

On May 6, 2016 we acquired a 100% share of DCC Labs, a privately-held Warsaw, Poland-based set-top and multiscreen device software developer and integrator for approximately $8 million. The purchase price consisted of $5.4 million paid in cash and $2.6 million paid in shares of our common stock, with $0.5 million in cash and all of the stock consideration initially held in escrow as security for the indemnification obligation of the former DCC Labs owners to SeaChange under the purchase agreement. We expect DCC Labs will contribute several million dollars of revenue annually to SeaChange.

The acquisition of DCC Labs enables us to optimize the operations of our In Home business, which is our developer of deployed software solutions including the SeaChange Nucleus home video gateway. In addition, the acquisition brings market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community, and an HTML5 framework for building future-proof user interfaces for CPE devices.

In conjunction with the DCC Labs acquisition, SeaChange commenced a workforce reduction within its In Home engineering and services organization, which we anticipate will achieve approximately $8 million in annualized cost savings. This initial reduction in workforce will result in a charge of $1.0 million in severance and other restructuring costs during the second quarter of fiscal 2017. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three months ended April 30, 2016 and 2015:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)

	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$4,200	$3,164	$1,036	32.7%
Service	17,370	20,013	(2,643)	(13.2%)

Total revenues	21,570	23,177	(1,607)	(6.9%)

Cost of product revenues	1,657	1,858	(201)	(10.8%)
Cost of service revenues	10,764	11,203	(439)	(3.9%)

Total cost of revenues	12,421	13,061	(640)	(4.9%)

Gross profit	$9,149	$10,116	$(967)	(9.6%)

Gross product profit margin	60.5%	41.3%		19.3%
Gross service profit margin	38.0%	44.0%		(6.0%)
Gross profit margin	42.4%	43.6%		(1.2%)

Product Revenue. The increase in product revenue for the three months ended April 30, 2016 of $1.0 million, or 33%, was primarily due to higher revenues from North American customers upgrading their backoffice products in fiscal 2017.

Service Revenue. Service revenue decreased $2.6 million, or 13%, for the three months ended April 30, 2016, as compared to the same period of fiscal 2016. The decline was primarily due to a decrease in professional services related to our In Home business, mainly from several customers in North America and two European customers.

For the three months ended April 30, 2016 one customer accounted for 32% of our total revenues. For the three months ended April 30, 2015, two customers accounted for 37% of our total revenues. We believe that a significant amount of our revenues will continue to be derived from a limited number of customers.

International sales accounted for 61% and 49% of total revenues in the three months ended April 30, 2016 and 2015, respectively. The increase in international sales for the three months ended April 30, 2016, as compared to the same prior period is primarily due to revenue from our European customers recorded in fiscal 2017.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin remained relatively flat for the three months ended April 30, 2016, as compared to the same period of the prior fiscal year. Product gross margin increased 19 percentage points due to lower hardware revenue quarter over quarter. This increase was offset by lower service profit margins of six percentage points reflecting the lower utilization of our Americas professional services organization and lower realization of revenue as we were not able to complete certain agreements which did not allow us to recognize revenue this quarter.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Research and development expenses	$8,699	$9,533	$(834)	(8.7%)
% of total revenues	40.3%	41.1%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three months ended April 30, 2016, research and development costs decreased $0.8 million, as compared to the same period of fiscal 2016, primarily due to lower labor costs and a decrease in headcount relating to the Timeline Labs restructuring in February 2016 and the previously announced actions taken in January 2015, which were implemented during fiscal 2016. These restructuring efforts would have resulted in a higher decrease in our research and development costs quarter over quarter if we did not capitalize $0.7 million of costs in the first quarter of fiscal 2016, which we did not experience in fiscal 2017.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Selling and marketing expenses	$3,557	$3,668	$(111)	(3.0%)
% of total revenues	16.5%	15.8%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.1 million for the three months ended April 30, 2016 primarily due to a decrease in selling and marketing headcount quarter over quarter.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

General and administrative expenses	$4,071	$3,887	$184	4.7%
% of total revenues	18.9%	16.8%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased $0.2 million for the three months ended April 30, 2016, when compared to the same period of fiscal 2016 primarily due to higher legal and professional fees in fiscal 2017.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Amortization of intangible assets	$766	$1,122	$(356)	(31.7%)
% of total revenues	3.6%	4.8%

Amortization expense relates to the costs of acquired intangible assets and capitalized internally-developed software costs. The decrease in amortization expense for the three months ended April 30, 2016, as compared to the same period of fiscal 2016, is primarily due to the impairment of intangible assets related to our acquisition of Timeline Labs recorded in fiscal 2016 and to fully amortized intangible assets.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Stock-based compensation expense	$112	$711	$(599)	(84.2%)
% of total revenues	0.5%	3.1%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $0.6 million during the three months ended April 30, 2016, as compared to the same period of fiscal 2016, primarily due to the reversal of previously recognized stock compensation expense on our former CEO’s market-based stock options of $0.8 million, partially offset by stock compensation expense on stock options granted in fiscal 2017 of $0.1 million and the addition of stock compensation expense of $0.2 million recorded on performance stock units issued at the end of fiscal 2016.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Severance and other restructuring costs	$1,775	$212	$1,563	>100%
% of total revenues	8.2%	0.9%

Severance and other restructuring costs increased $1.6 million for the three months ended April 30, 2016, as compared to the same period of fiscal 2016, primarily due to a $1.0 million charge recorded for severance to our former CEO and to the restructuring activities relating to our Timeline Labs operation, which resulted in charges totaling $0.6 million.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Earn-outs and change in fair value of earn-outs	$—	$502	$(502)	100.0%
% of total revenues	0.0%	2.2%

The $0.5 million decrease in earn-outs costs is due to the determination made in January 2016 that the performance criteria, defined in accordance with the Timeline Labs acquisition, would not be achieved. Therefore, no further adjustment to the fair value was necessary in fiscal 2017.

Other Income (Expenses), Net

The table below provides detail regarding our other income (expenses), net:

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Interest income, net	$39	$32	$7	21.9%
Foreign exchange gain (loss)	874	(285)	1,159	>100%
Miscellaneous income	9	24	(15)	(62.5%)

	$922	$(229)	$1,151

For the three months ended April 30, 2016, foreign exchange gains increased by $1.2 million, as compared to the same period of fiscal 2016, primarily due to the weakening of the U.S. dollar compared to other foreign currencies, primarily the Euro, quarter over quarter.

Income Tax Provision

	Three Months Ended April 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Income tax provision	$254	$147	$107	72.8%
% of total revenues	1.2%	0.6%

We recorded an income tax provision from continuing operations of $0.3 million for the three months ended April 30, 2016 primarily relating to income tax expense at our foreign jurisdictions. Our effective tax rate in fiscal 2017 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2016, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013, however, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

Non-GAAP Measures.

We define non-GAAP income (loss) from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, earn-outs and change in fair value of earn-outs, professional fees – other and severance and other restructuring costs. We define adjusted EBITDA as U.S. GAAP operating loss before depreciation expense, amortization of intangible assets, stock-based compensation expense, earn-outs and change in fair value of earn-outs, professional fees – other and severance and other restructuring costs. We discuss non-GAAP income (loss) from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating income (loss) from operations and adjusted EBITDA are both important measures that are not calculated according to U.S. GAAP. We use non-GAAP income (loss) from operations and adjusted EBITDA in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income (loss) from operations and adjusted EBITDA financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income (loss) from operations and the reconciliation of our U.S. GAAP loss from operations to our adjusted EBITDA for the three months ended April 30, 2016 and 2015 (amounts in thousands, except per share and percentage data):

	Three Months Ended April 30, 2016			Three Months Ended April 30, 2015
	GAAP As Reported	Adjustments	Non- GAAP	GAAP As Reported	Adjustments	Non- GAAP
Revenues:
Products	$4,200	$—	$4,200	$3,164	$—	$3,164
Services	17,370	—	17,370	20,013	—	20,013

Total revenues	21,570	—	21,570	23,177	—	23,177

Cost of revenues:
Products	1,574	—	1,574	1,677	—	1,677
Services	10,459	—	10,459	11,203	—	11,203
Amortization of intangible assets	316	(316)	—	181	(181)	—
Stock-based compensation	72	(72)	—	—	—	—

Total cost of revenues	12,421	(388)	12,033	13,061	(181)	12,880

Gross profit	9,149	388	9,537	10,116	181	10,297

Gross profit percentage	42.4%	1.8%	44.2%	43.6%	0.8%	44.4%
Operating expenses:
Research and development	8,699	—	8,699	9,533	—	9,533
Selling and marketing	3,557	—	3,557	3,668	—	3,668
General and administrative	4,071	—	4,071	3,887	—	3,887
Amortization of intangible assets	450	(450)	—	941	(941)	—
Stock-based compensation expense	40	(40)	—	711	(711)	—
Earn-outs and change in fair value of earn-outs	—	—	—	502	(502)	—
Professional fees: other	132	(132)	—	128	(128)	—
Severance and other restructuring costs	1,775	(1,775)	—	212	(212)	—

Total operating expenses	18,724	(2,397)	16,327	19,582	(2,494)	17,088

(Loss) income from operations	$(9,575)	$2,785	$(6,790)	$(9,466)	$2,675	$(6,791)

(Loss) income from operations percentage	(44.4%)	12.9%	(31.5%)	(40.8%)	11.5%	(29.3%)
Weighted average common shares outstanding:
Basic	34,354	34,354	34,354	33,328	33,328	33,328

Diluted	34,354	34,492	34,354	33,328	33,464	33,328

Non-GAAP operating (loss) income per share:
Basic	$(0.28)	$0.08	$(0.20)	$(0.28)	$0.08	$(0.20)

Diluted	$(0.28)	$0.08	$(0.20)	$(0.28)	$0.08	$(0.20)

Adjusted EBITDA:
Loss from operations			$(9,575)			$(9,466)
Depreciation expense			794			870
Amortization of intangible assets			766			1,122
Stock-based compensation expense			112			711
Earn-outs and change in fair value of earn-outs			—			502
Professional fees: other			132			128
Severance and other restructuring			1,775			212

Adjusted EBITDA			$(5,996)			$(5,921)

Adjusted EBITDA %			(27.8%)			(25.5%)

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

Severance and Other Restructuring. We incur charges due to the restructuring of our business, including severance charges and facility charges resulting from our restructuring and streamlining efforts and any changes due to revised estimates, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Three Months Ended April 30,		Increase/ (Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(5,562)	$(6,743)	$1,181
Total cash used in investing activities	(767)	(10,716)	9,949
Total cash provided by financing activities	30	—	30
Effect of exchange rate changes on cash	(922)	411	(1,333)

Net decrease in cash and cash equivalents	$(7,221)	$(17,048)	$9,827

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $71.1 million at January 31, 2016 to $64.5 million at April 30, 2016.

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

We believe that existing funds and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable.

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

In the second quarter of fiscal 2017, $5.4 million of cash will be used for the acquisition of DCC Labs. See Note 15, “Subsequent Events,” for more information.

Operating Activities

Below are key line items affecting cash from operating activities:

	Three Months Ended April 30,		Increase/ (Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Net loss	$(8,907)	$(9,825)	$918
Adjustments to reconcile net loss to cash used in operating activities	1,712	3,294	(1,582)

Net loss including adjustments	(7,195)	(6,531)	(664)
Decrease in receivables	4,699	4,958	(259)
Increase in inventory	(91)	(148)	57
Decrease (increase) in prepaid expenses and other current assets	853	(1,091)	1,944
(Decrease) increase in accounts payable	(1,736)	119	(1,855)
Decrease in accrued expenses	(2,201)	(2,118)	(83)
Increase (decrease) in deferred revenues	80	(1,467)	1,547
All other - net	29	(465)	494

Net cash used in operating activities	$(5,562)	$(6,743)	$1,181

We used net cash in operating activities of $5.6 million for the three months ended April 30, 2016. This cash used in operating activities was primarily the result of our net loss including adjustments of $7.2 million and changes in working capital, which include a decrease in accrued expenses of $2.2 million, primarily related to the payment of severance, and a $1.7 million decrease in accounts payable due to the timing of payments to our vendors, offset by a decrease in receivables of $4.7 million.

Investing Activities

Cash flows from investing activities are as follows:

	Three Months Ended April 30,		Increase/ (Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(159)	$(282)	$123
Investment in capitalized software	—	(749)	749
Purchases of marketable securities	(502)	(2,033)	1,531
Proceeds from sale and maturity of marketable securities	—	4,034	(4,034)
Cash paid for acquisition of business, net of cash acquired	—	(11,686)	11,686
Other investing activities	(106)	—	(106)

Net cash used in investing activities	$(767)	$(10,716)	$9,949

We used $0.8 million in cash related to investing activities primarily due to the purchase of capital assets of $0.2 million and the net purchase of marketable securities during the quarter of $0.5 million.

Financing Activities

Cash flows from financing activities are as follows:

	Three Months Ended April 30,		Increase/ (Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$33	$—	$33
Other financing activities	(3)	—	(3)

Net cash provided by financing activities	$30	$—	$30

In fiscal 2017, we received cash of approximately $33,000 from the issuance of common stock for the exercise of employee stock options.

Effect of exchange rate changes increased cash and cash equivalents by $0.9 million for the three months ended April 30, 2016, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Contractual Obligations

There have been no significant changes outside the ordinary course of our business in our contractual obligations disclosed in our Form 10-K for the fiscal year ended January 31, 2016.

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

There have been no significant changes in our critical accounting policies during the three months ended April 30, 2016, as compared to those disclosed in our fiscal 2016 Form 10-K.

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this guidance to annual reporting periods beginning after December 15, 2017, which would be our fiscal 2019 reporting period. It must be applied either retrospectively during each prior reporting period presented or retrospectively with the cumulative effect of initially applying this guidance recognized at the date of the initial application. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 provides clarification on two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improve the guidance for determining whether promises are separately identifiable. The effective date of ASU 2016-10 is the same as the effective date for ASU 2014-09. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 600): Narrow-Scope Improvements and Practical Expedients.” ASU 2016 clarifies aspects of ASU 2014-09, including clarifying noncash consideration, and provides a practical expedient for reflecting contract modifications at transition. The effective date of ASU 2016-12 is the same as the effective date of ASU 2014-09. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for operating leases with terms over twelve months, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. It also requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. ASU 2016-02 is effective for us in the first quarter of fiscal 2020. Early adoption is permitted. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal 2018. Early adoption is permitted. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

Recently Issued Accounting Standard Updates – Adopted During the Period

Accounting For Share-Based Payments - Performance Target Could Be Achieved after the Requisite Service Period

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718) – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target which affects vesting and that could be achieved after the requisite service period be treated as a performance condition by applying existing guidance in Topic 718 as it relates to awards with performance conditions. The amendment also specifies the period over which compensation costs should be recognized. The amendment is now effective for us beginning in fiscal 2017 and currently has no impact on our consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software

In April 2015, the FASB issued ASU 2015-05, “Intangibles-Goodwill and Other-Internal-Use Software – Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This guidance is intended to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement, primarily to determine whether the arrangement includes a sale or license of software. We adopted ASU 2015-05 beginning in fiscal 2017 prospectively. The adoption of this update did not have an impact on our consolidated financial statements.

Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period of a business combination in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 is now effective for us and did not have any impact on our consolidated financial statements.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other income (expenses), net, in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended April 30, 2016, we recorded approximately $0.9 million in gains due to the international subsidiary translations and cash settlements of revenues and expenses.

In addition, because a substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency are other than the U.S. dollar, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.7 million for the three months ended April 30, 2016 but would not have a material impact on our operations.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2016, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long-term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are not subject to changes in fair value due to changes in interest rates.

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

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Terino and Dias participated, we have concluded that there were no changes during the fiscal quarter ended April 30, 2016 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2016, which could materially affect our business, financial conditions, and results of operations. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6.	Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2016

SEACHANGE INTERNATIONAL, INC.

by:	/s/ ANTHONY C. DIAS
Anthony C. Dias
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

Index to Exhibits

No.	Description

10.1	Separation Agreement and Release of Claims, dated as of April 6, 2016, by and between SeaChange International, Inc. and Jay Samit (filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 7, 2016 (File No. 000-21393) and incorporated herein by reference).

10.2	Offer Letter, dated as of March 30, 2016, by SeaChange International, Inc. to Edward Terino.

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase