Form 10-Q
period 2016-07-31
SEACHANGE INTERNATIONAL INC
filed 2016-09-06
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock on August 29, 2016 was 35,183,623.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	July 31,	January 31,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,666	$58,733
Restricted cash	185	82
Marketable securities	5,760	1,504
Accounts and other receivables, net of allowance for doubtful accounts of $340 and $415 at July 31, 2016 and January 31, 2016, respectively	13,103	26,331
Unbilled receivables	11,592	10,680
Inventories, net	1,465	1,682
Prepaid expenses and other current assets	3,190	3,827

Total current assets	73,961	102,839
Property and equipment, net	13,096	14,129
Marketable securities, long-term	6,271	10,764
Investments in affiliates	2,500	2,500
Intangible assets, net	6,079	4,126
Goodwill	45,807	40,175
Other assets	2,658	3,136

Total assets	$150,372	$177,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,184	$6,132
Deferred stock consideration	—	3,205
Deferred revenues	10,972	16,201
Other accrued expenses	12,240	17,414

Total current liabilities	28,396	42,952
Deferred revenue, long-term	1,177	1,209
Deferred tax liabilities, long-term	15,232	—
Taxes payable, long-term	1,819	1,389
Other liabilities, long-term	1,272	1,101

Total liabilities	47,896	46,651

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 35,212,530 shares issued and 35,172,040 outstanding at July 31, 2016, and 33,818,777 shares issued and 33,778,871 outstanding at January 31, 2016	352	338
Additional paid-in capital	235,081	228,164
Treasury stock, at cost; 40,490 and 39,906 common shares at July 31, 2016 and January 31, 2016, respectively	(5)	(2)
Accumulated loss	(126,660)	(90,869)
Accumulated other comprehensive loss	(6,292)	(6,613)

Total stockholders’ equity	102,476	131,018

Total liabilities and stockholders’ equity	$150,372	$177,669

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Revenues:
Products	$2,535	$6,955	$6,735	$10,119
Services	15,917	20,916	33,287	40,929

Total revenues	18,452	27,871	40,022	51,048

Cost of revenues:
Products	1,108	1,561	2,682	3,238
Services	9,487	11,663	19,946	22,866
Amortization of intangible assets	316	192	632	373
Stock-based compensation expense	85	28	157	28

Total cost of revenues	10,996	13,444	23,417	26,505

Gross profit	7,456	14,427	16,605	24,543

Operating expenses:
Research and development	7,727	8,370	16,426	17,903
Selling and marketing	3,862	3,630	7,419	7,298
General and administrative	3,835	3,911	7,906	7,798
Amortization of intangible assets	582	1,024	1,032	1,965
Stock-based compensation expense	854	1,128	894	1,839
Earn-outs and change in fair value of earn-outs	249	481	249	983
Professional fees - other	172	16	304	144
Severance and other restructuring costs	1,843	617	3,618	829

Total operating expenses	19,124	19,177	37,848	38,759

Loss from operations	(11,668)	(4,750)	(21,243)	(14,216)
Other (expense) income, net	(635)	(199)	287	(428)

Loss before income taxes and equity income in earnings of affiliates	(12,303)	(4,949)	(20,956)	(14,644)
Income tax provision	14,581	78	14,835	225
Equity income in earnings of affiliates, net of tax	—	—	—	17

Net loss	$(26,884)	$(5,027)	$(35,791)	$(14,852)

Net loss	$(26,884)	$(5,027)	$(35,791)	$(14,852)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(304)	(347)	303	(624)
Unrealized gain (loss) on marketable securities	9	(3)	18	(15)

Comprehensive loss	$(27,179)	$(5,377)	$(35,470)	$(15,491)

Net loss per share:
Basic	$(0.77)	$(0.16)	$(1.03)	$(0.45)

Diluted	$(0.77)	$(0.16)	$(1.03)	$(0.45)

Weighted average common shares outstanding:
Basic	35,115	33,350	34,739	33,339

Diluted	35,115	33,350	34,739	33,339

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended July 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(35,791)	$(14,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,567	1,703
Amortization of intangible assets	1,664	2,338
Fair value of acquisition-related contingent consideration	249	983
Stock-based compensation expense	1,051	1,867
Deferred income taxes	14,649	44
Other	195	58
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	14,023	(1,147)
Unbilled receivables	(565)	(3,850)
Inventories	19	(732)
Prepaid expenses and other assets	1,053	(598)
Accounts payable	(1,607)	1,875
Accrued expenses	(5,398)	(3,127)
Deferred revenues	(5,419)	(1,929)
Other	122	(832)

Total cash used in operating activities	(14,188)	(18,199)

Cash flows from investing activities:
Purchases of property and equipment	(403)	(795)
Investment in capitalized software	—	(1,453)
Purchases of marketable securities	—	(2,002)
Proceeds from sale and maturity of marketable securities	252	4,003
Cash paid for acquisition of business, net of cash acquired	(5,243)	(11,686)
Other investing activities	(83)	—

Total cash used in investing activities	(5,477)	(11,933)

Cash flows from financing activities:
Proceeds from issuance of common stock	33	20
Other financing activities	(4)	—

Total cash provided by financing activities	29	20

Effect of exchange rate changes on cash	(431)	653

Net decrease in cash and cash equivalents	(20,067)	(29,459)

Cash and cash equivalents, beginning of period	58,733	90,019

Cash and cash equivalents, end of period	$38,666	$60,560

Supplemental disclosure of cash flow information:
Income taxes paid	$83	$364
Supplemental disclosure of non-cash investing activities:
Fair value of common stock issued for acquisition of DCC Labs	$2,640	$—
Fair value of common stock issued for deferred stock consideration obligation	$3,454	$—
Fair value of common stock issued for acquisition of TLL LLC	$—	$3,025
Transfer of items originally classified as inventories to equipment	$24	$293

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

The Company

SeaChange International, Inc. and its consolidated subsidiaries (collectively “SeaChange”, “we”, or the “Company”) is an industry leader in the delivery of multiscreen video, advertising and premium over-the-top (“OTT”) video. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content to cable television system operators, telecommunications companies, satellite operators and media companies.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports as well as rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring items, necessary to present a fair presentation of the consolidated financial statements for the periods shown. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and related footnotes included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. The balance sheet data as of January 31, 2016 that is included in this Quarterly Report on Form 10-Q (“Form 10-Q”) was derived from our audited financial statements. We have reclassified certain amounts previously reported in our financial statements to conform to current presentation.

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and six months ended July 31, 2016, there have been no material changes to our significant accounting policies that were described in our fiscal 2016 Form 10-K, as filed with the SEC.

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

Impairment of Assets

Indefinite-lived intangible assets, such as goodwill, are not amortized but are evaluated for impairment at the reporting unit level annually, in our third quarter beginning August 1st. Indefinite-lived intangible assets may be tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, decline in the Company’s stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 6, “Goodwill and Intangible Assets,” to our consolidated financial statements for more information.

We also evaluate other long-lived assets such as property and equipment and intangible assets with finite useful lives, on a regular basis for the existence of facts or circumstances, both internal and external that may suggest an asset is not recoverable. If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compares that value to the carrying value of the assets. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

In the second quarter of fiscal 2017, we determined there to be triggering events that might possibly indicate that the carrying amount of our long-lived assets may not be recoverable. These triggering events included a sustained decrease in share price during the period and our current-period operating loss combined with a history of operating losses. As a result, we were required to test for the recoverability of our long-lived assets to determine whether an impairment loss should have been measured as mentioned above. We determined that the estimated undiscounted future cash flows over the remaining useful life of the long-lived assets exceeded the carrying value. Therefore, the assets were deemed recoverable and no impairment of long-lived assets existed as of July 31, 2016.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2016 and January 31, 2016. There were no fair value measurements of our financial assets and liabilities using significant level 3 inputs for the periods presented:

		Fair Value at July 31, 2016 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	July 31,	Identical Assets	Inputs
	2016	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$945	$945	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	4,759	4,759	—
U.S. government agency issues	1,001	—	1,001
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	2,761	2,761	—
U.S. government agency issues	3,510	—	3,510

Total	$12,976	$8,465	$4,511

		Fair Value at January 31, 2016 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	January 31,	Identical Assets	Inputs
	2016	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,654	$3,654	$—
Available for sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	502	502	—
U.S. government agency issues	1,002	—	1,002
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	7,762	7,762
U.S. government agency issues	3,002	—	3,002

Total	$15,922	$11,918	$4,004

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheets and are valued at quoted market prices for identical instruments in active markets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill, and other intangible assets, which are re-measured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets and liabilities, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded to loss from impairment in our consolidated statements of operations and comprehensive loss. We did not record any significant charges to assets measured at fair value on a nonrecurring basis during the six months ended July 31, 2016 and 2015. See Note 6, “Goodwill and Intangible Assets,” to our consolidated financial statements for more information.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of July 31, 2016 and January 31, 2016. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other (expenses) income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of July 31, 2016 and January 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
July 31, 2016:
Cash	$37,721	$—	$—	$37,721
Cash equivalents	945	—	—	945

Cash and cash equivalents	38,666	—	—	38,666

U.S. treasury notes and bonds - short-term	4,753	6	—	4,759
U.S. treasury notes and bonds - long-term	2,750	11	—	2,761
U.S, government agency issues - short-term	1,000	1	—	1,001
U.S, government agency issues - long-term	3,479	31	—	3,510

Total cash, cash equivalents and marketable securities	$50,648	$49	$—	$50,697

January 31, 2016:
Cash	$55,079	$—	$—	$55,079
Cash equivalents	3,654	—	—	3,654

Cash and cash equivalents	58,733	—	—	58,733

U.S. treasury notes and bonds - short-term	503	—	(1)	502
U.S. treasury notes and bonds - long-term	7,756	6	—	7,762
U.S, government agency issues - short-term	1,001	1	—	1,002
U.S, government agency issues - long-term	2,977	25		3,002

Total cash, cash equivalents and marketable securities	$70,970	$32	$(1)	$71,001

The gross realized gains and losses on sale of available-for-sale securities as of July 31, 2016 and January 31, 2016 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of July 31, 2016 are as follows (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$5,760
Maturity between one and five years	6,271

Total	$12,031

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at July 31, 2016 and January 31, 2016 was $50.9 million and $71.1 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets. As of July 31, 2016 and January 31, 2016 we had $0.2 million and $0.1 million, respectively, in restricted cash related to performance obligations.

4.	Acquisitions and Loss on Impairment

DCC Labs

On May 5, 2016 we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.6 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all of the stock is initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement. The stock consideration was determined by dividing the total value of $2.6 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing.

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

We accounted for the acquisition of DCC Labs as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We engaged an independent appraiser to assist management in assessing the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. Assets acquired as a result of the acquisition include receivables, prepaid expenses and property and equipment while liabilities assumed include accounts payable, other accrued expenses, deferred taxes and income taxes payable. The amounts recorded for these assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The final determination of the fair values of the acquired assets and liabilities will be completed within the measurement period of up to one year from the acquisition date, as permitted under U.S. GAAP.

The allocation of purchase price was as follows (amounts in thousands):

Estimated Fair value of consideration:
Cash, net of cash acquired	$5,243
Stock consideration	2,640

Total purchase price	$7,883

Estimated Fair value of assets acquired and liabilities assumed:
Current assets	1,156
Other long-term assets	116
Finite-life intangible assets	3,100
Goodwill	5,071
Current liabilities	(618)
Other long-term liabilities	(942)

Allocated purchase price	$7,883

Acquired Goodwill

The preliminary purchase price allocation is subject to our final determination of fair value. We recorded the $5.1 million excess of the purchase price over the fair value of the identified tangible and intangible assets as goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

Intangible Assets

In determining the fair value of the intangible assets, the Company considered, among other factors, the intended use of the assets and the estimates of future performance of DCC Labs, based on analyses of historical financial performance. The fair values of identified intangible assets were calculated using an income-based approach based on estimates and assumptions provided by DCC Labs’ and the Company’s management.

The following table sets forth the components of the identified intangible assets associated with the DCC Labs acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Tradename	5 years	$200
Customer contracts	9 years	1,400
Non-compete agreements	2 years	100
Existing technology	7 years	1,400

		$3,100

Impact to Fiscal 2017 Financial Results

DCC Labs’ financial results have been included in our consolidated financial results only for the period from the May 5, 2016 acquisition date through July 31, 2016. As a result, our consolidated financial results for the three and six months ended July 31, 2016 do not reflect a full three and six months of DCC Labs’ results. From the May 5, 2016 acquisition date through July 31, 2016, DCC Labs generated revenue of $0.2 million and an operating loss of $0.9 million.

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.2 million in acquisition-related costs, including legal, accounting and other professional services for fiscal 2017. The acquisition costs were expensed as incurred and included in professional fees – other, in our consolidated statements of operations and comprehensive loss for the period ended July 31, 2016.

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

In addition, we incurred $0.7 million in severance and other restructuring charges during the first half of fiscal 2017 related to cost-saving actions taken with respect to the Timeline Labs business.

5.	Consolidated Balance Sheet Detail

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	As of
	July 31,	January 31,
	2016	2016
	(Amounts in thousands)
Components and assemblies	$680	$1,223
Finished products	785	459

Total inventories, net	$1,465	$1,682

Property and equipment, net consists of the following:

	Estimated	As of
	Useful	July 31,	January 31,
	Life (Years)	2016	2016
		(Amounts in thousands)
Land		$2,880	$2,880
Buildings	20	12,010	11,908
Office furniture and equipment	5	1,148	1,099
Computer equipment, software and demonstration equipment	3	19,020	18,639
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	1,091	1,087

		37,307	36,771
Less - Accumulated depreciation and amortization		(24,211)	(22,642)

Total property and equipment, net		$13,096	$14,129

Depreciation and amortization expense on property and equipment, net was $0.8 million and $1.6 million for the three and six months ended July 31, 2016, respectively, and $0.8 million and $1.7 million for the three and six months ended July 31, 2015, respectively.

Other accrued expenses consist of the following:

	As of
	July 31,	January 31,
	2016	2016
	(Amounts in thousands)
Accrued compensation and commissions	$921	$1,676
Accrued bonuses	1,834	2,902
Accrued severance	730	47
Accrued restructuring	404	—
Employee benefits	782	1,484
Accrued provision for contract loss	4,497	6,497
Accrued other	3,072	4,808

Total other accrued expenses	$12,240	$17,414

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill of the Company below its carrying amount. Changes in the carrying amount of goodwill for the six months ended July 31, 2016 were as follows (amounts in thousands):

Balance as of February 1, 2016
Goodwill	$55,962
Accumulated impairment losses	(15,787)

40,175
Acquisition of DCC Labs	5,071
Cumulative translation adjustment	561

Balance as of July 31, 2016
Goodwill	61,594
Accumulated impairment losses	(15,787)

$45,807

In the second quarter of fiscal 2017, we recorded preliminary goodwill of $5.1 million related to the acquisition of DCC Labs based on the preliminary allocation of the estimated purchase price. We will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

In the second quarter of fiscal 2017, a number of triggering events prompted us to perform step one of the goodwill impairment test on our goodwill balance as of July 31, 2016. The triggering events included; a sustained decrease in our stock price during the period, the withdrawal of the permanent reinvestment assertion on earnings generated by our Irish operations (see Note 12, “Income Taxes” to our consolidated financial statements for more information) and a decline in actual revenue for the quarter compared to projected amounts, which was previously reported in a Current Report on Form 8-K furnished to the SEC on August 23, 2016. The outcome of the preliminary step one analysis revealed that fair value exceeded carrying value at July 31, 2016. In aggregate, there was an excess fair value over and above the carrying value of the net assets ranging from $15.4 million to $25.0 million, or 15.0% to 24.4% of the carrying value of our net assets. To the extent that the finalization of this assessment of goodwill requires an impairment charge, such adjustment would be recorded in the third quarter of fiscal 2017.

Intangible Assets

Intangible assets, net, consisted of the following at July 31, 2016 and January 31, 2016:

		As of July 31, 2016			As of January 31, 2016
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	4.1	$31,672	$(27,475)	$4,197	$29,956	$(26,284)	$3,672
Non-compete agreements	1.8	2,515	(2,429)	86	2,365	(2,365)	—
Completed technology	5.6	11,632	(10,023)	1,609	10,075	(9,621)	454
Trademarks, patents and other	4.8	7,276	(7,089)	187	7,068	(7,068)	—

Total finite-life intangible assets	4.4	$53,095	$(47,016)	$6,079	$49,464	$(45,338)	$4,126

As of July 31, 2016, the estimated future amortization expense for our finite-life intangible assets for the remainder of fiscal 2017 and the four succeeding fiscal years is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2017 (for the remaining six months)	$1,259
2018	1,729
2019	1,040
2020	555
2021	390
2022 and thereafter	1,106

Total	$6,079

7.	Commitments and Contingencies

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

Revolving Line of Credit/Demand Note Payable

We had a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, which expired on August 31, 2016 with no outstanding balance. This line of credit and Demand Promissory Note was not renewed.

8.	Severance and Other Restructuring Costs

Restructuring Costs

During the six months ended July 31, 2016, we incurred restructuring charges of $2.2 million primarily from employee-related benefits for terminated employees.

The following table shows the activity in accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of July 31, 2016 (amounts in thousands):

	Employee- Related	Closure of Leased
	Benefits	Facilities	Total
Accrual balance as of January 31, 2016	$—	$—	$—
Restructuring charges incurred	1,586	321	1,907
Cash payments	(1,385)	(116)	(1,501)
Other charges	(2)	—	(2)

Accrual balance as of July 31, 2016	$199	$205	$404

During the second quarter of fiscal 2017, we restructured our operations in connection with the acquisition of DCC Labs. This restructuring resulted in a workforce reduction within our In Home engineering and services organization and in the closing of a facility in Portland, Oregon. We incurred charges totaling $1.5 million in severance and other restructuring costs during fiscal 2017 related to the acquisition of DCC Labs. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

As a result of restructuring activities relating to our Timeline Labs operations in fiscal 2017, we incurred $0.7 million of charges, which include $0.5 million in severance to former Timeline Labs employees and $0.2 million in other restructuring charges relating to our remaining lease obligation of our Timeline Labs facilities in San Francisco and Santa Monica, California.

Severance Costs

During the six months ended July 31, 2016, we incurred severance charges of $1.4 million primarily from the departure of our former Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) during the first half of fiscal 2017 as well as the termination of 11 other former employees.

Effective April 6, 2016, we terminated the employment of Jay Samit, our former Chief Executive Officer (“CEO”). In connection with his termination, Mr. Samit and SeaChange entered into a Separation Agreement and Release of Claims (the “CEO Separation Agreement”). Under the terms of the CEO Separation Agreement and consistent with our pre-existing obligations to Mr. Samit in connection with a termination without cause, we incurred a charge of $1.0 million in the first quarter of fiscal 2017, which included $0.2 million for satisfaction of his remaining fiscal 2016 and 2017 annual bonuses and $0.8 million in severance payable in twelve equal monthly installments which will be completed in the first quarter of fiscal 2018. In addition, on July 6, 2016, Anthony Dias resigned as CFO of SeaChange, though he continued as an employee until July 31, 2016. In connection with his resignation, Mr. Dias and SeaChange entered into an Employment Separation Agreement and Voluntary Release, dated July 6, 2016 (the “CFO Separation Agreement”). Under the terms of the CFO Separation Agreement, we incurred a charge of $0.2 million, which included his fiscal 2017 pro-rated bonus (paid in fiscal 2018) and six months’ base salary as severance payable in twelve equal semimonthly installments, which will be completed by the end of fiscal 2017.

9.	Stockholders’ Equity

2011 Compensation and Incentive Plan

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of shares of common stock authorized for grant is equal to 5,300,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) and other equity based non-stock option awards as determined by the plan administrator to officers, employees, consultants, and directors of the Company. On July 13, 2016, shareholders approved an amendment to the 2011 Plan which:

•	Approved the removal of minimum vesting periods for stock option, RSU and other stock-based awards, but excluding restricted stock, under the 2011 Plan; and

•	Approved the material terms of the performance goals of the 2011 Plan under which tax-deductible compensation may be paid for purposes of rules under the Internal Revenue Code of 1986, as amended, including the business criteria on which performance goals may be based.

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances the Board of Directors may elect to modify the terms of an award. As of July 31, 2016, there were 1,184,298 shares available for future grant under the 2011 Plan.

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

We have granted market-based options to certain newly appointed officers. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options. The fair value of these stock options was estimated to be $2.0 million. As of July 31, 2016, $1.3 million remained unamortized on these market-based stock options, which will be expensed over the next 1.6 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015 we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was immaterial for the three and six months ended July 31, 2016.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended July 31, 2016:

		Changes in
	Foreign	Fair Value of
	Currency	Available
	Translation	for Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2016	$(6,644)	$31	$(6,613)
Other comprehensive income	303	18	321

Balance at July 31, 2016	$(6,341)	$49	$(6,292)

Unrealized holding gains (losses) on securities available for sale are not material for the periods presented.

Comprehensive loss consists of our net loss and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available for sale. For purposes of comprehensive loss disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments, as we intend to permanently reinvest all undistributed earnings of the related foreign subsidiaries.

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

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Customer A	28%	25%	30%	22%
Customer B	N/A	11%	N/A	14%
Customer C	N/A	11%	N/A	N/A

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$8,520	46%	$16,010	58%	$19,191	48%	$29,789	58%
Europe and Middle East	8,439	46%	10,090	36%	17,580	44%	17,656	35%
Latin America	1,265	7%	1,354	5%	2,450	6%	2,452	5%
Asia Pacific	228	1%	417	1%	801	2%	1,151	2%

Total	$18,452		$27,871		$40,022		$51,048

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
U.S. Revenue	$6,689	$11,794	$15,135	$23,729
% of total revenues	36.3%	42.3%	37.8%	46.5%

12.	Income Taxes

We recorded an income tax provision of $14.6 million and $14.8 million for the three and six months ended July 31, 2016, respectively, primarily relating to deferred income tax expense of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries. Our effective tax rate in fiscal 2017 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to Accounting Standard Codification Topic No. 740-30, “Income Taxes – Other Considerations or Special Areas,” undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. Prior to the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested.

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016. We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings.

There is no certainty as to the timing of when such foreign earnings will be distributed to the United States in whole or in part. Further, when the foreign earnings are distributed to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

We have not provided for U.S. federal or foreign income taxes on $5.8 million of our non-U.S. subsidiaries’ undistributed earnings as of July 31, 2016. The $5.8 million of undistributed foreign earnings have been reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned ongoing investments in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations. In making this decision, we considered cash needs for: investing in our existing businesses, potential acquisitions and capital transactions.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2016, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Net loss	$(26,884)	$(5,027)	$(35,791)	$(14,852)

Weighted average shares used in computing net loss per share - basic and diluted	35,115	33,350	34,739	33,339

Net loss per share:
Basic	$(0.77)	$(0.16)	$(1.03)	$(0.45)

Diluted	$(0.77)	$(0.16)	$(1.03)	$(0.45)

The number of common shares used in the computation of diluted net loss per share for the three and six months ended July 31, 2016 and 2015 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2016	2015	2016	2015
Stock options	1,633	1,526	1,284	1,468
Restricted stock units	827	179	845	152
Deferred stock units	45	18	42	12

Total	2,505	1,723	2,171	1,632

14.	Recent Accounting Standard Updates

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

Business Overview

We are an industry leader in the delivery of multiscreen video, advertising and premium over the top (“OTT”) video headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for cable television system operators, telecommunications companies, satellite operators and media companies. We currently operate under one reporting segment.

We continue to address what we see as the continuing rise of OTT services by such companies as Netflix, Hulu and Amazon and by media companies such as HBO, CBS and BBC. This rise of OTT video services in the United States has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms. We have been increasing our strategic investments in research and development related to our cloud-based offerings, as well as in sales and marketing as we work to increase our go-to-market efforts in this area.

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

We expect an increase in software sales in the United States and EMEA in the second half of 2017. We also believe that we have the opportunity for continued revenue growth by expanding our sales efforts in new geographic areas such as Asia Pacific and Latin America. We also believe that our existing service operator customers will continue upgrading to new features that enable the capacity to increase average revenue per subscriber, reduced operating and capital expenses, and lower customer churn.

We continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Budgetary approvals by our customers for capital purchases;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Changes in estimated times to complete long-term projects;

•	Uncertainty caused by potential consolidation in the industry;

•	Timing of our customers in selecting programs to launch our services to their end users; and

•	Changes in foreign exchange rates.

These, together with other factors, could result in the reduction in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, changes in cost estimates in long-term contracts which could result in a loss provision, gross margin deterioration, slower adoption of new technologies, the transition to SaaS, and an increase in price competition.

On February 2, 2015, we acquired TLL, LLC (“Timeline Labs”), a California-based SaaS company. In January 2016, our Board of Directors authorized a restructuring plan (including a possible winding down of the Timeline Labs operations), as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded their fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. In February 2016, we implemented cost-saving actions related to the restructuring plan resulting in charges of $0.7 million related to severance paid to former TLL, LLC employees and facility closings. See Note 4, “Acquisitions and Loss on Impairment,” to our consolidated financial statements for more information.

Effective April 6, 2016, Edward Terino, who previously served as our Chief Operating Officer, was appointed Chief Executive Officer (“CEO”) of SeaChange, following the termination of the employment of Jay Samit as CEO, as previously reported in a Current Report on Form 8-K filed with the SEC on April 7, 2016.

On May 5, 2016 we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.6 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all of the stock is initially held in escrow as security for the indemnification obligations of the former

DCC Labs owners to SeaChange under the purchase agreement. The stock consideration is determined by dividing the total value of $2.6 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing.

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

In conjunction with the DCC Labs acquisition, SeaChange commenced a workforce reduction within its In Home engineering and services organization, which we anticipate will achieve approximately $8 million in annualized cost savings. This initial reduction in workforce resulted in aggregate charges of $1.5 million in severance and other restructuring costs during the first half of fiscal 2017. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

Effective July 6, 2016, Peter Faubert was appointed Chief Financial Officer (“CFO”) of SeaChange, following the resignation of Anthony Dias as CFO, as previously reported in a Current Report on Form 8-K filed with the SEC on July 7, 2016.

We recorded an income tax provision of $14.6 million and $14.8 million for the three and six months ended July 31, 2016, respectively, primarily relating to deferred income tax expense of $14.7 million related to the undistributed foreign earnings of certain of our foreign subsidiaries. Prior to the end of the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested and, accordingly were not subject to U.S. income taxes. In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016, and recorded a deferred tax liability of $14.7 million related to the foreign income on the $58.6 million of undistributed earnings. There is no certainty as to the timing of when such foreign earnings will be distributed to the United States in whole or in part. In addition, when the foreign earnings are distributed to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three and six months ended July 31, 2016 and 2015:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$2,535	$6,955	$(4,420)	(63.6%)	$6,735	$10,119	$(3,384)	(33.4%)
Service	15,917	20,916	(4,999)	(23.9%)	33,287	40,929	(7,642)	(18.7%)

Total revenues	18,452	27,871	(9,419)	(33.8%)	40,022	51,048	(11,026)	(21.6%)

Cost of product revenues	1,190	1,753	(563)	(32.1%)	2,847	3,611	(764)	(21.2%)
Cost of service revenues	9,806	11,691	(1,885)	(16.1%)	20,570	22,894	(2,324)	(10.1%)

Total cost of revenues	10,996	13,444	(2,448)	(18.2%)	23,417	26,505	(3,088)	(11.7%)

Gross profit	$7,456	$14,427	$(6,971)	(48.3%)	$16,605	$24,543	$(7,938)	(32.3%)

Gross product profit margin	53.0%	74.8%		(21.8%)	57.7%	64.3%		(6.6%)
Gross service profit margin	38.4%	44.1%		(5.7%)	38.2%	44.1%		(5.9%)
Gross profit margin	40.4%	51.8%		(11.4%)	41.5%	48.1%		(6.6%)

Product Revenue. The decrease in product revenue for the three and six months ended July 31, 2016 of $4.4 million and $3.4 million, respectively, was primarily due to a $1.8 million decrease and a $2.7 million decrease in hardware revenue for the three and six months ended July 31, 2016, as compared to the same periods of fiscal 2016. Also, there was a $2.1 million decrease and $0.8 million decrease in our video platform revenue during the same period. We had two opportunities that we expected to close during the second quarter of fiscal 2017 totaling $2.4 million that got delayed by customers. We expect those opportunities to close in the second half of the year.

Service Revenue. Service revenue decreased $5.0 million for the three months ended July 31, 2016, and decreased $7.6 million for the six months ended July 31, 2016, as compared to the same periods of fiscal 2016. The decline was primarily due to less revenue recognized under the percentage of completion accounting method during the three and six months ended July 31, 2016. An evaluation of our existing percentage of completion contracts was performed and resulted in an increase in the estimated time to complete active statements of work. Additionally, there was a decrease in professional services related to our In Home business, mainly from several customers in North America and two European customers.

During the three and six months ended July 31, 2016, one customer accounted for more than 10% of our total revenue. Three and two customers accounted for more than 10% of our total revenue during the three and six months ended July 31, 2015, respectively. See Note 11, “Segment Information, Significant Customers and Geographic Information,” to our consolidated financial statements for more information.

International sales accounted for 64% and 58% of total revenues in the three months ended July 31, 2016 and 2015, respectively. For the six months ended July 31, 2016 and 2015, international sales accounted for 62% and 54% of total revenues. The increase in the international sales as a percentage of total revenue for the three and six months ended July 31, 2016, as compared to the same prior period is primarily due to a 43% and 36% decrease in domestic revenue, respectively.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin decreased 11 percentage points for the three months ended July 31, 2016, as compared to the same period of the prior fiscal year and decreased seven percentage points for the six months. Product gross margin decreased 22 percentage points for the three months and seven percentage points for the six months ended July 31, 2016, as compared to the same period in the prior fiscal year due to lower hardware and license revenue. Service profit margins decreased six percentage points for the three and six months ended July 31, 2016, as compared to the same periods of 2015, reflecting the lower utilization of our Americas professional services organization and the revised estimated hours to complete one project accounted for on the percentage of completion basis mentioned above. As a result of this revision, we incurred costs with no related revenue in the second quarter of fiscal 2017.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$7,727	$8,370	$(643)	(7.7%)	$16,426	$17,903	$(1,477)	(8.3%)
% of total revenues	41.9%	30.0%			41.0%	35.1%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and six months ended July 31, 2016, research and development costs decreased $0.6 million and $1.5 million, respectively, as compared to the same periods of fiscal 2016, primarily due to lower labor costs and a decrease in headcount relating to the Timeline Labs restructuring in February 2016 and to the previously announced actions taken in January 2015, which were implemented during fiscal 2016. These restructuring efforts would have resulted in a higher decrease in our research and development costs period over period if we did not capitalize $0.8 million and $1.4 million of costs related to the development of our internal-use software in the three and six months ended July 31, 2015, respectively, which has since been put into service.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,862	$3,630	$232	6.4%	$7,419	$7,298	$121	1.7%
% of total revenues	20.9%	13.0%			18.5%	14.3%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased $0.2 million and $0.1 million for the three and six months ended July 31, 2016, respectively, primarily due to an increase in marketing payroll costs resulting from the addition of DCC Labs in May 2016 and to the hiring of a new Senior Vice President of marketing in February 2016. These increases were offset by a decrease in the sales group headcount and commissions in fiscal 2017.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,835	$3,911	$(76)	(1.9%)	$7,906	$7,798	$108	1.4%
% of total revenues	20.8%	14.0%			19.8%	15.3%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained relatively stable for the three and six months ended July 31, 2016, respectively, when compared to the same periods of fiscal 2016. The decrease in the estimated fiscal 2017 bonus resulting from the departure of our former CEO and CFO, as well as management’s decision to decrease the fiscal 2017 bonus accrual, was offset by an increase in professional and legal fees.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$898	$1,216	$(318)	(26.2%)	$1,664	$2,338	$(674)	(28.8%)
% of total revenues	4.9%	4.4%			4.2%	4.6%

Amortization expense relates to the costs of acquired intangible assets and capitalized internally-developed software costs. The decrease in amortization expense for the three and six months ended July 31, 2016, as compared to the same periods of fiscal 2016, is primarily due to the impairment of intangible assets related to our acquisition of Timeline Labs recorded in fiscal 2016 and to fully amortized intangible assets offset by an increase in amortization expense on our capitalized internally-developed software which was put into service at the end of fiscal 2016 and to the addition of amortization of intangible assets related to our acquisition of DCC Labs in May 2016.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$939	$1,156	$(217)	(18.8%)	$1,051	$1,867	$(816)	(43.7%)
% of total revenues	5.1%	4.1%			2.6%	3.7%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $0.2 million for the three months ended July 31, 2016, as compared to the same period in fiscal 2016 primarily due to the decision of certain employees to take cash in lieu of restricted stock units for their fiscal 2016 incentive compensation. The $0.8 million decrease in stock-based compensation expense during the six months ended July 31, 2016, as compared to the same periods of fiscal 2016, is primarily due to the reversal of previously recognized stock compensation expense on our former CEO’s market-based stock options of $0.8 million and to certain employees electing, as contemplated by the original incentive plan established in May 2015, a discounted cash payment in lieu of restricted stock units for their fiscal 2016 incentive compensation, resulting in a decrease of $0.4 million. These decreases are partially offset by stock compensation expense on stock options granted in fiscal 2017 of $0.3 and the addition of stock compensation expense of $0.2 million recorded on performance stock units issued at the end of fiscal 2016.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$1,843	$617	$1,226	>100%	$3,618	$829	$2,789	>100%
% of total revenues	10.0%	2.2%			9.0%	1.6%

Severance and other restructuring costs increased $1.2 million for the three months ended July 31, 2016, as compared to the same period of fiscal 2016, primarily due to restructuring charges of $1.5 million recorded during the quarter related to the reduction in workforce in our In Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016 and to severance charges not related to a restructuring plan of $0.4 million, including severance related to our former CFO. Severance and other restructuring costs for the three months ended July 31, 2015 of $0.6 million included severance for a former General Manager of our EMEA operations.

Severance and other restructuring costs increased $2.8 million for the six months ended July 31, 2016, as compared to the same period of fiscal 2016, primarily due to restructuring activities relating to our Timeline Labs operation and DCC Labs acquisition, which resulted in charges totaling $2.2 million recorded during the first half of fiscal 2017. In addition, severance charges not related to a restructuring plan of $1.4 million, which included the $1.0 million severance to our former CEO and severance to our former CFO, were recorded in fiscal 2017. Severance and other restructuring costs for the six months ended July 31, 2015 of $0.8 million included severance for a former General Manager of our EMEA operations and nine other former employees.

On August 23, 2016, we announced that we intend to implement additional company-wide cost savings initiatives in our third quarter.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$249	$481	$(232)	(48.2%)	$249	$983	$(734)	(74.7%)
% of total revenues	1.3%	1.7%			0.6%	1.9%

The $0.2 million and $0.7 million decreases in earn-outs costs for the three and six months ended July 31, 2016, compared to the same periods of last fiscal year are due to the determination made in January 2016 that the performance criteria defined in accordance with the Timeline Labs acquisition, would not be achieved. Therefore, no further adjustment to the fair value was necessary in fiscal 2017. However, in the second quarter of fiscal 2017, a charge was recorded that represents the fair value (at the issuance date) of additional shares issued to the former holders of Timeline Labs pursuant to the terms of the Timeline Labs purchase agreement based on our stock price at the time of deferred stock consideration issuances.

Other (Expenses) Income, Net

The table below provides detail regarding our other (expenses) income, net:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income, net	$38	$46	$(8)	(17.4%)	$77	$78	$(1)	(1.3%)
Foreign exchange (loss) gain	(676)	(256)	(420)	>(100%)	198	(542)	740	>100%
Miscellaneous income	3	11	(8)	(72.7%)	12	36	(24)	(66.7%)

	$(635)	$(199)	$(436)		$287	$(428)	$715

For the three months ended July 31, 2016, foreign exchange losses increased by $0.4 million, as compared to the same period of fiscal 2016 due to the strengthening of the U.S. dollar compared to other foreign currencies, primarily the British Pound and Euro. Foreign exchange losses decreased $0.7 million for the six months ended July 31, 2016 to become a foreign exchange gain of $0.2 million, primarily due to the weakening of the U.S. dollar compared to other foreign currencies, primarily the British Pound and Euro.

Income Tax Provision

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision (benefit)	$14,581	$78	$14,503	>100%	$14,835	$225	$14,610	>100%
% of total revenues	79.0%	0.3%			37.1%	0.4%

We recorded an income tax provision of $14.6 million and $14.8 million for the three and six months ended July 31, 2016, respectively, primarily relating to deferred income tax expense of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries. Our effective tax rate in fiscal 2017 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to Accounting Standard Codification Topic No. 740-30, “Income Taxes – Other Considerations or Special Areas,” undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. Prior to the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested.

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016. We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings.

There is no certainty as to the timing of when such foreign earnings will be distributed to the United States in whole or in part. Further, when the foreign earnings are distributed to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

We have not provided for U.S. federal or foreign income taxes on $5.8 million of our non-U.S. subsidiaries’ undistributed earnings as of July 31, 2016. The $5.8 million of undistributed foreign earnings have been reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned ongoing investments in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations. In making this decision, we considered cash needs for: investing in our existing businesses, potential acquisitions and capital transactions.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2016, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

Non-GAAP Measures.

We define non-GAAP income (loss) from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, earn-outs and change in fair value of earn-outs, professional fees – other and severance and other restructuring costs. We discuss non-GAAP income (loss) from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating income (loss) from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP income (loss) from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP income (loss) from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP income (loss) from operations is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the financial adjustments described above in arriving at non-GAAP income (loss) from operations and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income (loss) from operations for the three and six months ended July 31, 2016 and 2015 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	July 31, 2016			July 31, 2015
	GAAP			GAAP
	As Reported	Adjustments	Non- GAAP	As Reported	Adjustments	Non- GAAP
Revenues:
Products	$2,535	$—	$2,535	$6,955	$—	$6,955
Services	15,917	—	15,917	20,916	—	20,916

Total revenues	18,452	—	18,452	27,871	—	27,871

Cost of revenues:
Products	1,108	—	1,108	1,561	—	1,561
Services	9,487	—	9,487	11,663	—	11,663
Amortization of intangible assets	316	(316)	—	192	(192)	—
Stock-based compensation	85	(85)	—	28	(28)	—

Total cost of revenues	10,996	(401)	10,595	13,444	(220)	13,224

Gross profit	7,456	401	7,857	14,427	220	14,647

Gross profit percentage	40.4%	2.2%	42.6%	51.8%	0.8%	52.6%
Operating expenses:
Research and development	7,727	—	7,727	8,370	—	8,370
Selling and marketing	3,862	—	3,862	3,630	—	3,630
General and administrative	3,835	—	3,835	3,911	—	3,911
Amortization of intangible assets	582	(582)	—	1,024	(1,024)	—
Stock-based compensation expense	854	(854)	—	1,128	(1,128)	—
Earn-outs and change in fair value of earn-outs	249	(249)	—	481	(481)	—
Professional fees: other	172	(172)	—	16	(16)	—
Severance and other restructuring costs	1,843	(1,843)	—	617	(617)	—

Total operating expenses	19,124	(3,700)	15,424	19,177	(3,266)	15,911

(Loss) income from operations	$(11,668)	$4,101	$(7,567)	$(4,750)	$3,486	$(1,264)

(Loss) income from operations percentage	(63.2%)	22.2%	(41.0%)	(17.0%)	12.5%	(4.5%)
Weighted average common shares outstanding:
Basic	35,115	35,115	35,115	33,350	33,350	33,350

Diluted	35,115	35,171	35,115	33,350	33,546	33,350

Non-GAAP operating (loss) income per share:
Basic	$(0.33)	$0.12	$(0.21)	$(0.14)	$0.10	$(0.04)

Diluted	$(0.33)	$0.12	$(0.21)	$(0.14)	$0.10	$(0.04)

	Six Months Ended			Six Months Ended
	July 31, 2016			July 31, 2015
	GAAP		Non-	GAAP		Non-
	As Reported	Adjustments	GAAP	As Reported	Adjustments	GAAP
Revenues:
Products	$6,735	$—	$6,735	$10,119	$—	$10,119
Services	33,287	—	33,287	40,929	—	40,929

Total revenues	40,022	—	40,022	51,048	—	51,048

Cost of revenues:
Products	2,682	—	2,682	3,238	—	3,238
Services	19,946	—	19,946	22,866	—	22,866
Amortization of intangible assets	632	(632)	—	373	(373)	—
Stock-based compensation	157	(157)	—	28	(28)	—

Total cost of revenues	23,417	(789)	22,628	26,505	(401)	26,104

Gross profit	16,605	789	17,394	24,543	401	24,944

Gross profit percentage	41.5%	2.0%	43.5%	48.1%	0.8%	48.9%
Operating expenses:
Research and development	16,426	—	16,426	17,903	—	17,903
Selling and marketing	7,419	—	7,419	7,298	—	7,298
General and administrative	7,906	—	7,906	7,798	—	7,798
Amortization of intangible assets	1,032	(1,032)	—	1,965	(1,965)	—
Stock-based compensation expense	894	(894)	—	1,839	(1,839)	—
Earn-outs and change in fair value of earn-outs	249	(249)	—	983	(983)	—
Professional fees: other	304	(304)	—	144	(144)	—
Severance and other restructuring costs	3,618	(3,618)	—	829	(829)	—

Total operating expenses	37,848	(6,097)	31,751	38,759	(5,760)	32,999

(Loss) income from operations	$(21,243)	$6,886	$(14,357)	$(14,216)	$6,161	$(8,055)

(Loss) income from operations percentage	(53.1%)	17.2%	(35.9%)	(27.8%)	12.0%	(15.8%)
Weighted average common shares outstanding:
Basic	34,739	34,739	34,739	33,339	33,339	33,339

Diluted	34,739	34,804	34,739	33,339	33,512	33,339

Non-GAAP operating (loss) income per share:
Basic	$(0.61)	$0.20	$(0.41)	$(0.42)	$0.18	$(0.24)

Diluted	$(0.61)	$0.20	$(0.41)	$(0.42)	$0.18	$(0.24)

The changes in the tables above during the three and six months ended July 31, 2016, compared to the same periods of 2015, were a result of the factors described in connection with revenues and operating expenses under Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations,” of this Form 10-Q.

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

Severance and Other Restructuring Costs. We incur charges due to the restructuring of our business, including severance charges and facility charges resulting from our restructuring and streamlining efforts and any changes due to revised estimates, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(14,188)	$(18,199)	$4,011
Total cash used in investing activities	(5,477)	(11,933)	6,456
Total cash provided by financing activities	29	20	9
Effect of exchange rate changes on cash	(431)	653	(1,084)

Net decrease in cash and cash equivalents	$(20,067)	$(29,459)	$9,392

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $71.1 million at January 31, 2016 to $50.9 million at July 31, 2016.

We had a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, which expired on August 31, 2016 with no outstanding balance. This line of credit and Demand Promissory Note was not renewed.

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

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access cash resulting from earnings in prior fiscal years that had previously been deemed permanently restricted for foreign investment would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016. We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings.

Operating Activities

Below are key line items affecting cash from operating activities:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Net loss	$(35,791)	$(14,852)	$(20,939)
Adjustments to reconcile net loss to cash used in operating activities	19,375	6,993	12,382

Net loss including adjustments	(16,416)	(7,859)	(8,557)
Decrease (increase) in receivables	13,458	(4,997)	18,455
Decrease (increase) in inventory	19	(732)	751
Decrease (increase) in prepaid expenses and other current assets	1,053	(598)	2,108
Decrease in accrued expenses	(5,398)	(3,127)	(2,728)
Decrease in deferred revenues	(5,419)	(1,929)	(3,490)
All other - net	(1,485)	1,043	(2,528)

Net cash used in operating activities	$(14,188)	$(18,199)	$4,011

We used net cash in operating activities of $14.2 million for the six months ended July 31, 2016. This cash used in operating activities was primarily the result of our net loss including adjustments of $16.4 million offset by changes in working capital, which include a decrease in receivables of $13.5 million due to the timing of customer payments, offset by a decrease in accrued expenses of $5.4 million related to the payment of severance and bonuses, and a $5.4 million decrease in deferred revenue.

Investing Activities

Cash flows from investing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(403)	$(795)	$392
Investment in capitalized software	—	(1,453)	1,453
Purchases of marketable securities	—	(2,002)	2,002
Proceeds from sale and maturity of marketable securities	252	4,003	(3,751)
Cash paid for acquisition of business, net of cash acquired	(5,243)	(11,686)	6,443
Other investing activities	(83)	—	(83)

Net cash used in investing activities	$(5,477)	$(11,933)	$6,456

We used $5.5 million in cash related to investing activities primarily due to use of $5.2 million for the acquisition of DCC Labs and the purchase of capital assets of $0.4 million.

Financing Activities

Cash flows from financing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$33	$20	$13
Other financing activities	(4)	—	(4)

Net cash provided by financing activities	$29	$20	$9

In fiscal 2017, cash provided by financing activities is from the issuance of common stock for the exercise of employee stock options.

Effect of exchange rate changes decreased cash and cash equivalents by $0.4 million for the six months ended July 31, 2016, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

There have been no significant changes in our critical accounting policies during the six months ended July 31, 2016, as compared to those disclosed in our fiscal 2016 Form 10-K.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other (expenses) income, net, in the accompanying consolidated statements of operations and comprehensive loss. For the six months ended July 31, 2016, we recorded approximately $0.2 million in gains due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency is other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.7 million and $1.4 million for the three and six months ended July 31, 2016 and would have increased our operations by $0.3 million and $0.4 million, respectively.

In addition, the announcement of the referendum by British voters to exit the European Union (referred to as “Brexit”) in June 2016 has resulted in significant decline of the British pound sterling against the U.S. dollar. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. The announcement of Brexit may create further global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. If the referendum is passed into law, there could be further uncertainty as the United Kingdom determines the future terms of its relationship with the European Union. The impact of Brexit to our results of operations for the period ended July 31, 2016 was not material. However, there can be no assurance that there will not be a material impact in the future.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities and to our borrowings under our demand note payable. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2016, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio. However, our long-term marketable securities, which are carried at the lower of cost or market value, have fixed interest rates, and therefore are not subject to changes in fair value due to changes in interest rates.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Edward Terino, our Chief Executive Officer, and Peter R. Faubert, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Terino and Faubert concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Terino and Faubert participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2016 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 6, 2016

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER R. FAUBERT
Peter R. Faubert
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

Index to Exhibits

No.	Description

10.1	Employee Separation Agreement and Voluntary Release, dated as of July 6, 2016, by and between SeaChange International, Inc. and Anthony Dias (filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2016 (File No. 000-21393) and incorporated herein by reference).

10.2	Change-In-Control Severance Agreement, dated as of July 6, 2016, by and between SeaChange International, Inc. and Peter Faubert (filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 7, 2016 (File No. 000-21393) and incorporated herein by reference).

10.3	Indemnification Agreement, dated as of July 6, 2016, by and between SeaChange International, Inc. and Peter Faubert (filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 7, 2016 (File No. 000-21393) and incorporated herein by reference).

10.4	Second Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 20, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase