Form 10-Q
period 2016-10-31
SEACHANGE INTERNATIONAL INC
filed 2016-12-08
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

The number of shares outstanding of the registrant’s Common Stock on December 5, 2016 was 35,207,057.

SEACHANGE INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	October 31,	January 31,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,484	$58,733
Restricted cash	108	82
Marketable securities	4,256	1,504
Accounts and other receivables, net of allowance for doubtful accounts of $340 and $415 at October 31, 2016 and January 31, 2016, respectively	25,020	26,331
Unbilled receivables	7,913	10,680
Inventories, net	998	1,682
Assets held for sale	235	—
Prepaid expenses and other current assets	3,374	3,827

Total current assets	69,388	102,839
Property and equipment, net	12,089	14,129
Marketable securities, long-term	6,014	10,764
Investments in affiliates	2,500	2,500
Intangible assets, net	5,385	4,126
Goodwill	45,689	40,175
Other assets	2,422	3,136

Total assets	$143,487	$177,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,535	$6,132
Deferred stock consideration	—	3,205
Deferred revenues	11,230	16,201
Other accrued expenses	12,923	17,414

Total current liabilities	28,688	42,952
Deferred revenue, long-term	2,404	1,209
Deferred tax liabilities, long-term	15,224	—
Taxes payable, long-term	1,369	1,389
Other liabilities, long-term	1,255	1,101

Total liabilities	48,940	46,651

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value;100,000,000 shares authorized; 35,247,547 shares issued and 35,207,057 outstanding at October 31, 2016, and 33,818,777 shares issued and 33,778,871 outstanding at January 31, 2016	352	338
Additional paid-in capital	235,873	228,164
Treasury stock, at cost; 40,490 and 39,906 common shares at October 31, 2016 and January 31, 2016, respectively	(5)	(2)
Accumulated loss	(134,742)	(90,869)
Accumulated other comprehensive loss	(6,931)	(6,613)

Total stockholders’ equity	94,547	131,018

Total liabilities and stockholders’ equity	$143,487	$177,669

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2016	2015	2016	2015
Revenues:
Products	$3,746	$6,195	$10,481	$16,314
Services	16,215	22,552	49,502	63,481

Total revenues	19,961	28,747	59,983	79,795

Cost of revenues:
Products	1,824	1,528	4,506	4,766
Services	8,036	10,963	27,982	33,829
Provision for loss contract	—	9,162	—	9,162
Amortization of intangible assets	315	184	947	557
Stock-based compensation expense	(26)	33	131	61

Total cost of revenues	10,149	21,870	33,566	48,375

Gross profit	9,812	6,877	26,417	31,420

Operating expenses:
Research and development	7,325	8,273	23,751	26,176
Selling and marketing	3,422	3,965	10,841	11,263
General and administrative	3,673	3,648	11,579	11,446
Amortization of intangible assets	540	1,038	1,572	3,003
Stock-based compensation expense	791	1,104	1,685	2,943
Earn-outs and change in fair value of earn-outs	—	492	249	1,475
Professional fees - other	24	1	328	145
Severance and other restructuring costs	2,373	197	5,991	1,026
Loss on impairment of long-lived assets	99	—	99	—

Total operating expenses	18,247	18,718	56,095	57,477

Loss from operations	(8,435)	(11,841)	(29,678)	(26,057)
Other (expenses) income, net	(67)	38	220	(390)

Loss before income taxes and equity income in earnings of affiliates	(8,502)	(11,803)	(29,458)	(26,447)
Income tax (benefit) provision	(420)	(1,228)	14,415	(1,003)
Equity income in earnings of affiliates, net of tax	—	10	—	27

Net loss	$(8,082)	$(10,565)	$(43,873)	$(25,417)

Net loss	$(8,082)	$(10,565)	$(43,873)	$(25,417)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(619)	114	(316)	(510)
Unrealized loss on marketable securities	(20)	(7)	(2)	(22)

Comprehensive loss	$(8,721)	$(10,458)	$(44,191)	$(25,949)

Net loss per share:
Basic	$(0.23)	$(0.31)	$(1.26)	$(0.76)

Diluted	$(0.23)	$(0.31)	$(1.26)	$(0.76)

Weighted average common shares outstanding:
Basic	35,186	33,636	34,889	33,440

Diluted	35,186	33,636	34,889	33,440

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(43,873)	$(25,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	2,289	2,554
Provision for loss contract	—	9,162
Provision for inventory obsolescence	318	65
Amortization of intangible assets	2,519	3,560
Fair value of acquisition-related contingent consideration	249	1,475
Stock-based compensation expense	1,816	3,004
Deferred income taxes	14,649	(960)
Other	113	61
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	1,987	895
Unbilled receivables	2,913	(5,743)
Inventories	338	(1,207)
Prepaid expenses and other assets	428	(158)
Accounts payable	(2,102)	718
Accrued expenses	(4,942)	(4,056)
Deferred revenues	(3,864)	(2,770)
Other	173	(625)

Total cash used in operating activities	(26,989)	(19,442)

Cash flows from investing activities:
Purchases of property and equipment	(521)	(1,140)
Investment in capitalized software	—	(2,030)
Purchases of marketable securities	(2,252)	(3,005)
Proceeds from sale and maturity of marketable securities	4,249	4,503
Cash paid for acquisition of business, net of cash acquired	(5,243)	(11,686)
Other investing activities	2	453

Total cash used in investing activities	(3,765)	(12,905)

Cash flows from financing activities:
Proceeds from issuance of common stock	64	88
Other financing activities	(4)	—

Total cash provided by financing activities	60	88

Effect of exchange rate changes on cash	(555)	270

Net decrease in cash and cash equivalents	(31,249)	(31,989)

Cash and cash equivalents, beginning of period	58,733	90,019

Cash and cash equivalents, end of period	$27,484	$58,030

Supplemental disclosure of cash flow information:
Income taxes paid	$120	$495
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for acquisition of DCC Labs	$2,640	$—
Fair value of common stock issued for deferred stock consideration obligation	$3,454	$1,753
Fair value of common stock issued for acquisition of TLL LLC	$—	$3,025
Asset group classified as held for sale	$235	$—
Transfer of items originally classified as inventories to equipment	$24	$342

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

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and nine months ended October 31, 2016, there have been no material changes to our significant accounting policies that were described in our fiscal 2016 Form 10-K, as filed with the SEC.

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

Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is similar to that for other tangible products and Accounting Standard Update No. (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” amended Accounting Standards Codification No. (“ASC”) 605 and is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics.

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

Impairment of Assets

Indefinite-lived intangible assets, such as goodwill, are not amortized but are evaluated for impairment at the reporting unit level annually, in our third quarter beginning August 1st. Indefinite-lived intangible assets may be tested for impairment on an interim basis in addition to the annual evaluation if an event occurs or circumstances change such as declines in sales, earnings or cash flows, sustained decline in the Company’s stock price, or material adverse changes in the business climate, which would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 6, “Goodwill and Intangible Assets,” to our consolidated financial statements for more information, including consideration of goodwill impairment.

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

In the second quarter of fiscal 2017, we determined there to be triggering events that might possibly indicate that the carrying amount of our long-lived assets may not be recoverable. These triggering events included a sustained decrease in share price during the period and our current-period operating loss combined with a history of operating losses. As a result, we were required to test for the recoverability of our long-lived assets to determine whether an impairment loss should have been recognized as mentioned above. We determined that the estimated undiscounted future cash flows over the remaining useful life of the long-lived assets exceeded the carrying value. Therefore, the assets were deemed recoverable and no impairment loss was recognized on long-lived assets as of July 31, 2016.

In the third quarter of fiscal 2017, in conjunction with the annual impairment analysis of goodwill, we determined that there were indications that the carrying amount of our long-lived assets may not be recoverable. As a result, we were required to test for the recoverability of our long-lived assets to determine whether an impairment loss should be recognized. The Company compared its forecasted undiscounted cash flows over the remaining useful life of the principal long-lived asset to the carrying value. We determined that the fair value of our long-lived asset group exceeds its carrying value at October 31, 2016 and, accordingly, did not recognize an impairment loss on the long-lived assets.

Liquidity

We continue to realize the savings related to the wind down of the TimeLine Labs operation and the restructuring of our In-Home business from Milpitas to Poland. Additionally, during the third quarter of fiscal 2017, we made substantial progress on a cost reduction program, which we expect to generate annualized savings of approximately $15 million. We have executed annualized cost savings of approximately $7.5 million to date. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash provided by future operating activities, augmented by the plans highlighted above are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2016 and January 31, 2016. There were no fair value measurements of our financial assets and liabilities using significant Level 3 inputs for the periods presented:

		Fair Value at October 31, 2016 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	October 31,	Identical Assets	Inputs
	2016	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$2,721	$2,721	$—
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	4,256	4,256	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	2,004	2,004	—
U.S. government agency issues	4,010	—	4,010

Total	$12,991	$8,981	$4,010

		Fair Value at January 31, 2016 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	January 31,	Identical Assets	Inputs
	2016	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,654	$3,654	$—
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	502	502	—
U.S. government agency issues	1,002	—	1,002
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	7,762	7,762
U.S. government agency issues	3,002	—	3,002

Total	$15,922	$11,918	$4,004

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheets and are valued at quoted market prices for identical instruments in active markets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill, and other intangible assets, which are re-measured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets and liabilities, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded to loss from impairment in our consolidated statements of operations and comprehensive loss. During the three and nine months ended October 31, 2016, we recorded a $0.1 million loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss. This impairment was taken on an asset group classified as an asset held for sale on our consolidated balance sheet as of October 31, 2016, (as disclosed in Note 5, “Consolidated Balance Sheet Detail”). This impairment was determined based on Level 2 inputs, as the valuation methodologies used to determine impairment considered a purchase and sale agreement from a potential buyer of the asset group.

We also have direct investments in privately-held companies accounted for under the cost method of accounting, of which we do not have significant influence over their operating and financial activities. Management periodically assesses these investments for other-than-temporary impairment considering available information provided by the investees and any other readily available market data. If we determine that an other-than-temporary impairment has occurred, we write down the investment to its fair value. For the three and nine months ended October 31, 2016, we determined there were no other-than-temporary impairments on our cost method investments.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of October 31, 2016 and January 31, 2016. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other (expenses) income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of October 31, 2016 and January 31, 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
October 31, 2016:
Cash	$24,763	$—	$—	$24,763
Cash equivalents	2,721	—	—	2,721

Cash and cash equivalents	27,484	—	—	27,484

U.S. treasury notes and bonds - short-term	4,250	6	—	4,256
U.S. treasury notes and bonds - long-term	2,004	1	(1)	2,004
U.S, government agency issues - long-term	3,987	23	—	4,010

Total cash, cash equivalents and marketable securities	$37,725	$30	$(1)	$37,754

January 31, 2016:
Cash	$55,079	$—	$—	$55,079
Cash equivalents	3,654	—	—	3,654

Cash and cash equivalents	58,733	—	—	58,733

U.S. treasury notes and bonds - short-term	503	—	(1)	502
U.S. treasury notes and bonds - long-term	7,756	6	—	7,762
U.S, government agency issues - short-term	1,001	1	—	1,002
U.S, government agency issues - long-term	2,977	25	—	3,002

Total cash, cash equivalents and marketable securities	$70,970	$32	$(1)	$71,001

The gross realized gains and losses on sale of available-for-sale securities as of October 31, 2016 and January 31, 2016 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of October 31, 2016 are as follows (amounts in thousands):

Estimated Fair Value
Maturity of one year or less	$4,256
Maturity between one and five years	6,014

Total	$10,270

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at October 31, 2016 and January 31, 2016 was $37.9 million and $71.1 million, respectively.

The Company believes that existing funds and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets. As of October 31, 2016 and January 31, 2016 we had $0.1 million in restricted cash related to performance obligations.

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

We accounted for the acquisition of DCC Labs as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We engaged an independent appraiser to assist management in assessing the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. Assets acquired as a result of the acquisition include receivables, prepaid expenses and property and equipment while liabilities assumed include accounts payable, other accrued expenses, deferred taxes and income taxes payable. The amounts recorded for these assets and liabilities are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Adjustments to these amounts are allowed under U.S. GAAP during the measurement period, which is up to one year from the acquisition date. The final determination of the fair values of the acquired assets and liabilities will be completed within the measurement period.

The allocation of purchase price was as follows (amounts in thousands):

Estimated Fair value of consideration:
Cash, net of cash acquired	$5,243
Stock consideration	2,640

Total purchase price	$7,883

Estimated Fair value of assets acquired and liabilities assumed:
Current assets	826
Other long-term assets	116
Finite-life intangible assets	3,100
Goodwill	5,401
Current liabilities	(618)
Other long-term liabilities	(942)

Allocated purchase price	$7,883

Acquired Goodwill

The preliminary purchase price allocation is subject to our final determination of fair value. We recorded the $5.4 million excess of the purchase price over the fair value of the identified tangible and intangible assets as goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

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

		$3,100

Measurement Period Adjustments

During the quarter ended October 31, 2016, we identified measurement period adjustments that impacted the estimated fair value of the DCC Labs assets and liabilities assumed on May 5, 2016 as a result of new information obtained about the facts and circumstances that existed as of the acquisition date. The total measurement period adjustments recorded during the third quarter of fiscal 2017 resulted in a decrease in receivables of $0.3 million and an increase in goodwill of $0.3 million. There was no impact to the consolidated statements of operations and comprehensive loss for the three and nine months ended October 31, 2016. Further adjustments are expected through the end of the measurement period as third-party valuations are finalized.

Impact to Fiscal 2017 Financial Results

DCC Labs’ financial results have been included in our consolidated financial results only for the period from the May 5, 2016 acquisition date through October 31, 2016. As a result, our consolidated financial results for the nine months ended October 31, 2016 do not reflect a full nine months of DCC Labs’ results. From the May 5, 2016 acquisition date through October 31, 2016, DCC Labs generated revenue of $0.7 million and an operating loss of $2.0 million.

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.2 million in acquisition-related costs, including legal, accounting and other professional services for fiscal 2017. The acquisition costs were expensed as incurred and included in professional fees – other, in our consolidated statements of operations and comprehensive loss for the period ended October 31, 2016.

TLL, LLC

On February 2, 2015, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 22, 2014, we acquired 100% of the member interests in TLL, LLC (“Timeline Labs”), a privately-owned California-based software-as-a-service (“SaaS”) company.

We accounted for the acquisition of Timeline Labs as a business combination and the financial results of Timeline Labs have been included in our consolidated financial statements as of the date of acquisition. Under the acquisition method of accounting, the purchase price was allocated to the acquired net tangible and intangible assets based upon their fair values as of February 2, 2015.

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

Loss on Impairment of Assets

In January 2016, our Board of Directors authorized a restructuring plan to wind down the Timeline Labs operations, as previously reported in a Current Report on Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded their fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016.

In addition, we incurred $0.6 million in severance and other restructuring charges during fiscal 2017 related to cost-saving actions taken with respect to the Timeline Labs business.

5.	Consolidated Balance Sheet Detail

Inventories, net

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	As of
	October 31, 2016	January 31, 2016
	(Amounts in thousands)
Components and assemblies	$473	$1,223
Finished products	525	459

Total inventories, net	$998	$1,682

Asset Held for Sale

In fiscal 2012 as a result of the restructuring of our video on-demand server product lines and divestiture of a portion of our broadcast servers and storage business, we determined we would no longer utilize our facility in Greenville, New Hampshire as an active operation. As a result, we placed the asset group on the market for sale. We classified the asset group as held for sale beginning in fiscal 2012 because at the time, the potential sale of this asset group met all the criteria for an asset held for sale. The asset group continued to be classified as held for sale until fiscal 2014 when management concluded that the sale of the asset group would take longer than they first expected due to the location of the property and the overall market conditions. We felt that the asset group no longer met the criteria for held for sale accounting because the sale of the building was not imminent. Accordingly, in the third quarter of fiscal 2014 we reclassified $0.5 million, which represented the fair value of the asset group at the date of the subsequent decision not to sell, as held and used and began depreciating it over its remaining life.

During the third quarter of fiscal 2017, we began actively marketing the asset group for sale and identified a potential buyer. Accordingly, we determined that the sale of the asset group is probable by the end of the fourth quarter of fiscal 2017. We determined that the asset group meets all the criteria of held for sale accounting and have classified the asset group as held for sale on our consolidated balance sheets beginning in the third quarter of fiscal 2017. We originally placed the asset group on the market in August 2016 for $0.3 million, which was the net book value of the asset group at that time. To be more competitive in the real estate market in which the property is located, we reduced the selling price in September 2016 to $0.2 million. As a result, we recorded a loss on impairment of long-lived assets of $0.1 million in our consolidated statements of operations and comprehensive loss during the three and nine months ended October 31, 2016.

Property and equipment, net

Property and equipment, net consists of the following:

	Estimated Useful Life (Years)	As of
		October 31, 2016	January 31, 2016

		(Amounts in thousands)
Land		$2,780	$2,880
Buildings	20	11,654	11,908
Office furniture and equipment	5	1,111	1,099
Computer equipment, software and demonstration equipment	3	18,472	18,639
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	1,091	1,087

		36,266	36,771
Less - Accumulated depreciation and amortization		(24,177)	(22,642)

Total property and equipment, net		$12,089	$14,129

Depreciation and amortization expense on property and equipment, net was $0.7 million and $2.3 million for the three and nine months ended October 31, 2016, respectively, and $0.9 million and $2.6 million for the three and nine months ended October 31, 2015, respectively.

Other accrued expenses

Other accrued expenses consist of the following:

	As of
	October 31, 2016	January 31, 2016
	(Amounts in thousands)
Accrued compensation and commissions	$1,473	$1,676
Accrued bonuses	2,062	2,902
Accrued severance	420	47
Accrued restructuring	1,186	—
Employee benefits	759	1,484
Accrued provision for contract loss	3,358	6,497
Accrued other	3,665	4,808

Total other accrued expenses	$12,923	$17,414

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill of the Company below its carrying amount. Changes in the carrying amount of goodwill for the nine months ended October 31, 2016 were as follows (amounts in thousands):

Balance as of February 1, 2016
Goodwill	$55,962
Accumulated impairment losses	(15,787)

40,175
Acquisition of DCC Labs	5,401
Cumulative translation adjustment	113

Balance as of October 31, 2016
Goodwill	61,476
Accumulated impairment losses	(15,787)

$45,689

Preliminary goodwill is reported at $5.4 million as of October 31, 2016, related to the acquisition of DCC Labs based on the preliminary allocation of the estimated purchase price. We will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

In the second quarter of fiscal 2017, triggering events prompted us to perform step one of the goodwill impairment test. The triggering events included; a sustained decrease in our stock price during the period, the withdrawal of the permanent reinvestment assertion on earnings generated by our Irish operations (see Note 12, “Income Taxes” to our consolidated financial statements for more information) and a decline in actual revenue for the quarter compared to projected amounts, which was previously reported in a Current Report on Form 8-K furnished to the SEC on August 23, 2016. The outcome of that preliminary step one analysis revealed that as of July 31, 2016, the fair value of the net assets exceeded its carrying value by a range of $15.4 million to $25.0 million, or 15.0% to 24.4% of the carrying value of our net assets.

In the third quarter of fiscal 2017, we finalized our step one analysis of the goodwill impairment test. Our forecast indicated that the estimated fair value of net assets may be less than the carrying value which is a potential indicator of impairment. As such, we are required to perform step two of the impairment test during which we compare the implied fair value of our goodwill to its carrying value. We currently continue to work through various restructuring actions and execute on other strategic plans which has not enabled us to complete the step two testing at this time. We expect to complete the goodwill impairment testing of our reporting unit during the fourth quarter of fiscal 2017. To the extent that the finalization of this assessment of goodwill requires recognition of an impairment loss, such adjustment would be recorded in the fourth quarter of fiscal 2017. We have estimated the range of impairment loss to be between $0 and $45.7 million and have not recognized an impairment loss in the third quarter of fiscal 2017. See “Critical Accounting Policies and Significant Judgment and Estimates – Goodwill,” in Part I, Item 2 of this Form 10Q for more information on the impairment testing.

Intangible Assets

Intangible assets, net, consisted of the following at October 31, 2016 and January 31, 2016:

		As of October 31, 2016			As of January 31, 2016
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	4.3	$31,454	$(27,797)	$3,657	$29,956	$(26,284)	$3,672
Non-compete agreements	1.8	2,483	(2,410)	73	2,365	(2,365)	—
Completed technology	6.0	11,509	(10,029)	1,480	10,075	(9,621)	454
Trademarks, patents and other	4.8	7,267	(7,092)	175	7,068	(7,068)	—

Total finite-life intangible assets	4.7	$52,713	$(47,328)	$5,385	$49,464	$(45,338)	$4,126

As of October 31, 2016, the estimated future amortization expense for our finite-life intangible assets is as follows (amounts in thousands):

Fiscal Year Ended January 31,	Estimated Amortization Expense
2017 (for the remaining three months)	$635
2018	1,721
2019	1,038
2020	524
2021	389
2022 and thereafter	1,078

Total	$5,385

7.	Commitments and Contingencies

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

Restructuring Costs

During the nine months ended October 31, 2016, we incurred restructuring charges of $4.6 million primarily from employee-related benefits for terminated employees and costs to close facilities.

The following table shows the activity in accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of October 31, 2016 (amounts in thousands):

	Employee- Related Benefits	Closure of Leased Facilities	Other Restructuring	Total
Accrual balance as of January 31, 2016	$—	$—	$—	$—
Restructuring charges incurred	3,868	470	250	4,588
Cash payments	(2,946)	(274)	(182)	(3,402)
Other charges	—	—	—	—

Accrual balance as of October 31, 2016	$922	$196	$68	$1,186

During the third quarter of fiscal 2017, we implemented a restructuring program (“Fiscal 2017 Restructuring Plan”) with the purpose of reducing costs and assisting in restoring SeaChange to profitability and positive cash flow. The total estimated restructuring costs associated with the Fiscal 2017 Restructuring Plan are anticipated to be approximately $3 million and will be recorded in severance and other restructuring costs in our consolidated statements of operations and comprehensive loss as they are incurred. We recorded $2.1 million of restructuring expense in connection with this plan during the three and nine months ended October 31, 2016, which was primarily made up of employee related costs, and we expect to incur a majority of the estimated remaining amount through the first quarter of fiscal 2018. Any changes to the estimate of executing the Fiscal 2017 Restructuring Plan will be reflected in our future results of operations.

During the second quarter of fiscal 2017, we restructured our operations in connection with the acquisition of DCC Labs. This restructuring resulted in a workforce reduction within our In Home engineering and services organization and in the closing of our facility in Portland, Oregon. We incurred charges totaling $1.9 million in severance and other restructuring costs during fiscal 2017 related to the acquisition of DCC Labs. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

As a result of restructuring activities relating to our Timeline Labs operations in fiscal 2017, we incurred $0.6 million of charges, which include $0.5 million in severance to former Timeline Labs employees and $0.1 million in other restructuring charges relating to our remaining lease obligation of our Timeline Labs facilities in San Francisco and Santa Monica, California.

Severance Costs

During the nine months ended October 31, 2016, we incurred severance charges of $1.4 million primarily from the departure of our former Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) during the first half of fiscal 2017 as well as the termination of 12 other former employees.

Effective April 6, 2016, we terminated the employment of Jay Samit, our former CEO. In connection with his termination, Mr. Samit and SeaChange entered into a Separation Agreement and Release of Claims (the “CEO Separation Agreement”). Under the terms of the CEO Separation Agreement and consistent with our pre-existing obligations to Mr. Samit in connection with a termination without cause, we incurred a charge of $1.0 million in the first quarter of fiscal 2017, which included $0.2 million for satisfaction of his remaining fiscal 2016 and 2017 annual bonuses and $0.8 million in severance payable in twelve equal monthly installments which will be completed in the first quarter of fiscal 2018. In addition, on July 6, 2016, Anthony Dias resigned as CFO of SeaChange, though he continued as an employee until July 31, 2016. In connection with his resignation, Mr. Dias and SeaChange entered into an Employment Separation Agreement and Voluntary Release, dated July 6, 2016 (the “CFO Separation Agreement”). Under the terms of the CFO Separation Agreement, we incurred a charge of $0.2 million, which included his fiscal 2017 pro-rated bonus (paid in fiscal 2018) and six months’ base salary as severance payable in twelve equal semi-monthly installments, which will be completed by the end of fiscal 2017.

9.	Stockholders’ Equity

2011 Compensation and Incentive Plan

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of shares of common stock authorized for grant is equal to 5,300,000 shares plus the number of shares that expired, terminated, surrendered or forfeited awards subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) and other equity based non-stock option awards as determined by the plan administrator to officers, employees, consultants, and directors of the Company. On July 13, 2016, our stockholders approved an amendment to the 2011 Plan which:

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. As of October 31, 2016, there were 1,080,312 shares available for future grant under the 2011 Plan.

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

In fiscal 2016, the Board of Directors developed a new Long-Term Incentive (“LTI”) Program under which the named executive officers and other key employees of the Company will receive long-term equity-based incentive awards, which are intended to align the interests of our named executive officers and other key employees with the long-term interests of our stockholders and to emphasize and reinforce our focus on team success. Long-term equity-based incentive compensation awards are made in the form of stock options, RSUs and performance stock units (“PSUs”) subject to vesting based in part on the extent to which employment continues for three years.

We have granted market-based options to certain newly appointed officers. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options. The fair value of these stock options was estimated to be $2.1 million. As of October 31, 2016, $1.1 million remained unamortized on these market-based stock options, which will be expensed over the next 2.5 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015 we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was not significant for the three and nine months ended October 31, 2016.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the nine months ended October 31, 2016:

	Foreign Currency Translation Adjustment	Changes in Fair Value of Available- for-Sale Investments	Total
	(Amounts in thousands)
Balance at January 31, 2016	$(6,644)	$31	$(6,613)
Other comprehensive loss	(316)	(2)	(318)

Balance at October 31, 2016	$(6,960)	$29	$(6,931)

Unrealized holding gains (losses) on securities available-for-sale are not material for the periods presented.

Comprehensive loss consists of our net loss and other comprehensive loss, which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available-for-sale. For purposes of comprehensive loss disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments.

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

Significant Customers

The following summarizes revenues by significant customer where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Customer A	33%	30%	31%	25%
Customer B	N/A	N/A	N/A	12%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2016		2015		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$9,116	45%	$14,659	51%	$28,306	47%	$44,447	56%
Europe and Middle East	8,518	43%	12,322	43%	26,098	44%	29,979	37%
Latin America	1,334	7%	1,433	5%	3,785	6%	3,884	5%
Asia Pacific	993	5%	333	1%	1,794	3%	1,485	2%

Total	$19,961		$28,747		$59,983		$79,795

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
U.S. Revenue	$6,905	$11,880	$22,040	$35,609
% of total revenues	34.6%	41.3%	36.7%	44.6%

12.	Income Taxes

We recorded an income tax benefit of $0.4 million for the three months ended October 31, 2016 and a tax provision of $14.4 million for the nine months ended October 31, 2016. The tax benefit for the three-month period includes the reversal of tax reserves for uncertain tax positions due to the expiration of the Irish statute of limitations of $0.4 million. The tax provision for the nine-month period is primarily due to deferred income tax expense of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries. Our effective tax rate in fiscal 2017 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

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

We have not provided for U.S. federal or foreign income taxes on $4.8 million of our non-U.S. subsidiaries’ undistributed earnings as of October 31, 2016. The $4.8 million of undistributed foreign earnings have been reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned ongoing investments in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations.

In making this decision, we considered cash needs for: investing in our existing businesses, potential acquisitions and capital transactions.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2016, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Net loss	$(8,082)	$(10,565)	$(43,873)	$(25,417)

Weighted average shares used in computing net loss per share - basic and diluted	35,186	33,636	34,889	33,440

Net loss per share:
Basic	$(0.23)	$(0.31)	$(1.26)	$(0.76)

Diluted	$(0.23)	$(0.31)	$(1.26)	$(0.76)

The number of common shares used in the computation of diluted net loss per share for the three and nine months ended October 31, 2016 and 2015 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
Stock options	1,756	1,791	1,443	1,503
Restricted stock units	845	169	787	176
Deferred stock units	28	30	55	20

Total	2,629	1,990	2,285	1,699

14.	Recent Accounting Standard Updates

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

Cash Flow Statement

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows where diversity in practice exists. The guidance is effective for interim and annual periods beginning in our first quarter of fiscal 2018, and early adoption is permitted. ASU 2016-15 must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In November, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for us in the first quarter of fiscal 2019 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

The Company believes that no other new accounting guidance that was issued during fiscal 2016 will be relevant to the readers of its financial statements.

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

We expect to increase software sales in North America and EMEA through an increase in sales efforts in those regions. In addition, we believe that we have the opportunity for continued revenue growth by expanding our sales efforts in other geographic areas such as Asia Pacific and Latin America. We also believe that our existing service operator customers will continue upgrading to new features that enable the capacity to increase average revenue per subscriber, reduced operating and capital expenses, and lower customer churn.

We continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Changes in estimated times to complete long-term projects;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Timing of our customers in selecting programs to launch our services to their end users;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	Budgetary approvals by our customers for capital purchases;

•	Uncertainty caused by potential consolidation in the industry; and

•	Changes in foreign exchange rates.

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

On February 2, 2015, we acquired TLL, LLC (“Timeline Labs”), a California-based SaaS company. In January 2016, our Board of Directors authorized a restructuring plan (including a possible winding down of the Timeline Labs operations), as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded their fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. In February 2016, we implemented cost-saving actions related to the restructuring plan resulting in charges of $0.6 million related to severance paid to former TLL, LLC employees and facility closings. See Note 4, “Acquisitions and Loss on Impairment,” to our consolidated financial statements for more information.

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

In conjunction with the DCC Labs acquisition, SeaChange commenced a workforce reduction within its In Home engineering and services organization, which we anticipate will achieve approximately $8 million in annualized cost savings. This initial reduction in workforce resulted in aggregate charges of $1.9 million in severance and other restructuring costs during the nine months ended October 31, 2016. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

In addition to the reduction in workforce due to the acquisition of DCC Labs, we implemented additional company-wide cost savings during our third quarter, which includes a worldwide reduction in workforce, to help improve operations and optimize our cost structure with the goal of assisting in restoring SeaChange to profitability and positive cash flow.

During the first nine months of fiscal 2017, we recognized $2.1 million of restructuring costs related to these cost saving initiatives.

Effective July 6, 2016, Peter Faubert was appointed Chief Financial Officer (“CFO”) of SeaChange, following the resignation of Anthony Dias as CFO, as previously reported in a Current Report on Form 8-K filed with the SEC on July 7, 2016.

We recorded an income tax provision of $14.4 million for the nine months ended October 31, 2016, primarily relating to deferred income tax expense of $14.7 million related to the undistributed foreign earnings of certain of our foreign subsidiaries. Prior to the end of the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested and, accordingly were not subject to U.S. income taxes. In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016, and recorded a deferred tax liability of $14.7 million related to the foreign income on the $58.6 million of undistributed earnings. There is no certainty as to the timing of when such foreign earnings will be distributed to the United States in whole or in part. In addition, when the foreign earnings are distributed to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three and nine months ended October 31, 2016 and 2015:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$3,746	$6,195	$(2,449)	(39.5%)	$10,481	$16,314	$(5,833)	(35.8%)
Service	16,215	22,552	(6,337)	(28.1%)	49,502	63,481	(13,979)	(22.0%)

Total revenues	19,961	28,747	(8,786)	(30.6%)	59,983	79,795	(19,812)	(24.8%)

Cost of product revenues	1,906	1,712	194	11.3%	4,752	5,323	(571)	(10.7%)
Cost of service revenues	8,243	10,996	(2,753)	(25.0%)	28,814	33,890	(5,076)	(15.0%)
Provision for loss contract	—	9,162	(9,162)	(100.0%)	—	9,162	(9,162)	(100.0%)

Total cost of revenues	10,149	21,870	(11,721)	(53.6%)	33,566	48,375	(14,809)	(30.6%)

Gross profit	$9,812	$6,877	$2,935	42.7%	$26,417	$31,420	$(5,003)	(15.9%)

Gross product profit margin	49.1%	72.4%		(23.3%)	54.7%	67.4%		(12.7%)
Gross service profit margin	49.2%	10.6%		38.6%	41.8%	32.2%		9.6%
Gross profit margin	49.2%	23.9%		25.3%	44.0%	39.4%		4.6%

Product Revenue. The decrease in product revenue for the three and nine months ended October 31, 2016 of $2.4 million and $5.8 million, respectively, was primarily due to a $1.3 million decrease and $2.1 million decrease in our video platform revenue for the three and nine months ended October 31, 2016, as compared to the same periods of fiscal 2016. Also, there was a $0.9 million decrease and a $3.6 million decrease in hardware revenue during the same periods.

Service Revenue. Service revenue decreased $6.3 million for the three months ended October 31, 2016, and decreased $14.0 million for the nine months ended October 31, 2016, as compared to the same periods of fiscal 2016. The decline was primarily due to less revenue recognized for professional services provided on our video platform during these periods. Additionally, there was a decrease in maintenance and support revenue provided on post-warranty contracts.

During the three and nine months ended October 31, 2016, one customer accounted for more than 10% of our total revenue. One and two customers accounted for more than 10% of our total revenue during the three and nine months ended October 31, 2015, respectively. See Note 11, “Segment Information, Significant Customers and Geographic Information,” to our consolidated financial statements for more information.

International sales accounted for 65% and 59% of total revenues in the three months ended October 31, 2016 and 2015, respectively. For the nine months ended October 31, 2016 and 2015, international sales accounted for 63% and 55% of total revenues. The increase in the international sales as a percentage of total revenue for the three and nine months ended October 31, 2016, as compared to the same prior periods is primarily due to a 42% and 38% decrease in domestic revenue, respectively.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin increased 25 percentage points and five percentage points for the three and nine months ended October 31, 2016, as compared to the same periods of the prior fiscal year. However, excluding the provision for loss contract recorded in the third quarter of fiscal 2016, our gross profit margin decreased seven percentage points for the three and nine months ended October 31, 2016, as compared to the same periods of the prior fiscal year. Product gross margin decreased 23 percentage points for the three months and 13 percentage points for the nine months ended October 31, 2016, as compared to the same period in the prior fiscal year due to lower software and license revenue. Service profit margins increased 39 percentage points and 10 percentage points for the three and nine months ended October 31, 2016, as compared to the same periods of the prior fiscal year. However, excluding the provision for loss contract, service profit margin decreased two percentage points for the three months ended and five percentage points for the nine months ended October 31, 2016, as compared to the same periods of 2015. This is due to the lower service revenue to absorb our fixed costs of the professional services organization.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$7,325	$8,273	$(948)	(11.5%)	$23,751	$26,176	$(2,425)	(9.3%)
% of total revenues	36.7%	28.8%			39.6%	32.8%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and nine months ended October 31, 2016, research and development costs decreased $0.9 million and $2.4 million, respectively, as compared to the same periods of fiscal 2016. The reasons for the decrease are primarily due to lower labor costs associated with decreased headcount from the Timeline Labs restructuring in February 2016, to the restructuring of the research and development group after our acquisition of DCC Labs in May 2016 and to cost-savings efforts implemented in the third quarter of fiscal 2017. These restructuring efforts would have resulted in a larger decrease in our research and development costs period over period than would have been achieved if we did not capitalize $0.7 million and $2.1 million of costs related to the development of our internal-use software in the three and nine months ended October 31, 2015, respectively. This software was placed in service at the beginning of fiscal 2017 and no further costs were capitalized.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,422	$3,965	$(543)	(13.7%)	$10,841	$11,263	$(422)	(3.7%)
% of total revenues	17.1%	13.8%			18.1%	14.1%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.5 million and $0.4 million for the three and nine months ended October 31, 2016, respectively, primarily due to lower employee-related costs. These lower costs were a result of the cost-savings initiative implemented in the third quarter of fiscal 2017. This restructuring resulted in terminations of eight sales and marketing employees, including two senior vice presidents. In addition, commission expense was lower for the three and nine months ended October 31, 2016 due to lower revenues. Partially offsetting the decrease for each period is an increase in marketing payroll costs resulting from the addition of DCC Labs in May 2016 and to the hiring of a new senior vice president of marketing in February 2016.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,673	$3,648	$25	0.7%	$11,579	$11,446	$133	1.2%
% of total revenues	18.4%	12.7%			19.3%	14.3%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses remained relatively stable for the three and nine months ended October 31, 2016, respectively, as compared to the same periods of fiscal 2016, but do not reflect the full benefit that we anticipate to realize from our restructuring efforts.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$855	$1,222	$(367)	(30.0%)	$2,519	$3,560	$(1,041)	(29.2%)
% of total revenues	4.3%	4.3%			4.2%	4.5%

Amortization expense relates to the costs of acquired intangible assets and capitalized internally-developed software costs. The decrease in amortization expense for the three and nine months ended October 31, 2016, as compared to the same periods of fiscal 2016, is primarily due to the impairment of intangible assets related to our acquisition of Timeline Labs recorded in fiscal 2016 as well as fully amortized intangible assets from prior acquisitions. These decreases were offset by an increase in amortization expense for our capitalized internally-developed software which was put into service at the beginning of fiscal 2017 and to the addition of amortization of intangible assets related to our acquisition of DCC Labs in May 2016.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$765	$1,137	$(372)	(32.7%)	$1,816	$3,004	$(1,188)	(39.5%)
% of total revenues	3.8%	4.0%			3.0%	3.8%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $0.4 million for the three months ended October 31, 2016, as compared to the same period in fiscal 2016 primarily due to modifications of certain stock awards for terminated employees, as well a decrease in stock compensation recorded on non-performance based equity due to the departure of our former CEO in the first quarter of fiscal 2017. The $1.2 million decrease in stock-based compensation expense during the nine months ended October 31, 2016, as compared to the same period of fiscal 2016, is primarily due to the reversal of previously recognized stock-based compensation expense on our former CEO’s market-based stock options of $0.8 million and to certain employees electing, as contemplated by the original incentive plan established in May 2015, a discounted cash payment in lieu of restricted stock units for their fiscal 2016 incentive compensation, resulting in a decrease of $0.5 million. These decreases are partially offset by stock compensation expense on stock options granted in fiscal 2017 of $0.4 million.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$2,373	$197	$2,176	>100%	$5,991	$1,026	$4,965	>100%
% of total revenues	11.9%	0.7%			10.0%	1.3%

Severance and other restructuring costs increased $2.2 million for the three months ended October 31, 2016, as compared to the same period of fiscal 2016, primarily due to cost savings initiatives implemented during the third quarter of fiscal 2017, including a companywide reduction in workforce, which we expect to complete by the first quarter of fiscal 2018. Severance and other restructuring costs for the three months ended October 31, 2015 of $0.2 million included severance for seven former employees and costs related to the downsizing of our Portland, Oregon facility as a result of the restructuring program.

Severance and other restructuring costs increased $5.0 million for the nine months ended October 31, 2016, as compared to the same period of fiscal 2016, primarily due to cost savings initiatives implemented during the third quarter of fiscal 2017 which resulted in charges of $2.1 million and restructuring activities relating to our Timeline Labs operation and

DCC Labs acquisition, which resulted in charges totaling $2.5 million recorded during fiscal 2017. In addition, severance charges of $1.4 million not related to a restructuring plan included $1.0 million of severance to our former CEO and $0.2 million of severance to our former CFO. Severance and other restructuring costs for the nine months ended October 31, 2015 of $1.0 million included severance for a former General Manager of our EMEA operations and 16 other former employees.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$—	$492	$(492)	(100.0%)	$249	$1,475	$(1,226)	(83.1%)
% of total revenues	0.0%	1.7%			0.4%	1.8%

The $0.5 million and $1.2 million decreases in earn-outs costs for the three and nine months ended October 31, 2016, compared to the same periods of last fiscal year are primarily due to the determination made in January 2016 that the performance criteria defined in accordance with the Timeline Labs acquisition, would not be achieved. Therefore, no further adjustment to the fair value was necessary in fiscal 2017. However, in the second quarter of fiscal 2017, a charge was recorded that represents the fair value (at the issuance date) of additional shares issued to the former holders of Timeline Labs pursuant to the terms of the Timeline Labs purchase agreement based on our stock price at the time of deferred stock consideration issuances.

Other (Expenses) Income, Net

The table below provides detail regarding our other (expenses) income, net:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Gain (loss) on sale of equity investment	$7	$(12)	$19	>(100%)	$10	$(12)	$22	>(100%)
Interest income, net	11	23	(12)	(52.2%)	88	101	(13)	(12.9%)
Foreign exchange (loss) gain	(74)	23	(97)	>(100%)	124	(519)	643	>100%
Miscellaneous (expenses) income	(11)	4	(15)	>(100%)	(2)	40	(42)	>(100%)

	$(67)	$38	$(105)		$220	$(390)	$610

For the three months ended October 31, 2016, foreign exchange losses increased by $0.1 million, as compared to the same period of fiscal 2016 due to the strengthening of the U.S. dollar compared to other foreign currencies, primarily the British Pound and Euro. Foreign exchange losses decreased $0.6 million for the nine months ended October 31, 2016, primarily due to the weakening of the U.S. dollar compared to other foreign currencies, primarily the British Pound and Euro.

Income Tax (Benefit) Provision

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2016	2015	$ Amount	% Change	2016	2015	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(420)	$(1,228)	$808	(65.8%)	$14,415	$(1,003)	$15,418	>100%
% of total revenues	(2.1%)	(4.3%)			24.0%	(1.3%)

We recorded an income tax benefit of $0.4 million for the three months ended October 31, 2016 and a tax provision of $14.4 million for the nine months ended October 31, 2016. The tax benefit for the three-month period includes the reversal of tax reserves for uncertain tax positions due to the expiration of the Irish statute of limitations of $0.4 million. The tax provision for the nine-month period is primarily due to deferred income tax expense of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries. Our effective tax rate in fiscal 2017 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

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

We have not provided for U.S. federal or foreign income taxes on $4.8 million of our non-U.S. subsidiaries’ undistributed earnings as of October 31, 2016. The $4.8 million of undistributed foreign earnings have been reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned ongoing investments in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations. In making this decision, we considered cash needs for: investing in our existing businesses, potential acquisitions and capital transactions.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2016, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

Non-GAAP Measures.

We define non-GAAP (loss) income from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, provision for loss contract, earn-outs and change in fair value of earn-outs, non-operating expense professional fees and severance and other restructuring costs. We discuss non-GAAP (loss) income from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating (loss) income from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP (loss) income from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP (loss) income from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP (loss) income from operations is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the financial adjustments described above in arriving at non-GAAP (loss) income from operations and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations for the three and nine months ended October 31, 2016 and 2015 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	October 31, 2016			October 31, 2015
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$3,746	$—	$3,746	$6,195	$—	$6,195
Services	16,215	—	16,215	22,552	—	22,552

Total revenues	19,961	—	19,961	28,747	—	28,747

Cost of revenues:
Products	1,824	—	1,824	1,528	—	1,528
Services	8,036	—	8,036	10,963	—	10,963
Provision for loss contract	—	—	—	9,162	(9,162)	—
Amortization of intangible assets	315	(315)	—	184	(184)	—
Stock-based compensation	(26)	26	—	33	(33)	—

Total cost of revenues	10,149	(289)	9,860	21,870	(9,379)	12,491

Gross profit	9,812	289	10,101	6,877	9,379	16,256

Gross profit percentage	49.2%	1.4%	50.6%	23.9%	32.6%	56.5%
Operating expenses:
Research and development	7,325	—	7,325	8,273	—	8,273
Selling and marketing	3,422	—	3,422	3,965	—	3,965
General and administrative	3,673	—	3,673	3,648	—	3,648
Amortization of intangible assets	540	(540)	—	1,038	(1,038)	—
Stock-based compensation expense	791	(791)	—	1,104	(1,104)	—
Earn-outs and change in fair value of earn-outs	—	—	—	492	(492)	—
Professional fees: other	24	(24)	—	1	(1)	—
Severance and other restructuring costs	2,373	(2,373)	—	197	(197)	—
Loss on impairment of long-lived asset	99	(99)	—	—	—	—

Total operating expenses	18,247	(3,827)	14,420	18,718	(2,832)	15,886

(Loss) income from operations	$(8,435)	$4,116	$(4,319)	$(11,841)	$12,211	$370

(Loss) income from operations percentage	(42.3%)	20.7%	(21.6%)	(41.2%)	42.5%	1.3%
Weighted average common shares outstanding:
Basic	35,186	35,186	35,186	33,636	33,636	33,636

Diluted	35,186	35,209	35,186	33,636	33,835	33,835

Non-GAAP operating (loss) income per share:
Basic	$(0.24)	$0.11	$(0.13)	$(0.35)	$0.36	$0.01

Diluted	$(0.24)	$0.11	$(0.13)	$(0.35)	$0.36	$0.01

	Nine Months Ended			Nine Months Ended
	October 31, 2016			October 31, 2015
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$10,481	$—	$10,481	$16,314	$—	$16,314
Services	49,502	—	49,502	63,481	—	63,481

Total revenues	59,983	—	59,983	79,795	—	79,795

Cost of revenues:
Products	4,506	—	4,506	4,766	—	4,766
Services	27,982	—	27,982	33,829	—	33,829
Provision for loss contract	—	—	—	9,162	(9,162)	—
Amortization of intangible assets	947	(947)	—	557	(557)	—
Stock-based compensation	131	(131)	—	61	(61)	—

Total cost of revenues	33,566	(1,078)	32,488	48,375	(9,780)	38,595

Gross profit	26,417	1,078	27,495	31,420	9,780	41,200

Gross profit percentage	44.0%	1.8%	45.8%	39.4%	12.2%	51.6%
Operating expenses:
Research and development	23,751	—	23,751	26,176	—	26,176
Selling and marketing	10,841	—	10,841	11,263	—	11,263
General and administrative	11,579	—	11,579	11,446	—	11,446
Amortization of intangible assets	1,572	(1,572)	—	3,003	(3,003)	—
Stock-based compensation expense	1,685	(1,685)	—	2,943	(2,943)	—
Earn-outs and change in fair value of earn-outs	249	(249)	—	1,475	(1,475)	—
Professional fees: other	328	(328)	—	145	(145)	—
Severance and other restructuring costs	5,991	(5,991)	—	1,026	(1,026)	—
Loss on impairment of long-lived asset	99	(99)	—	—	—	—

Total operating expenses	56,095	(9,924)	46,171	57,477	(8,592)	48,885

(Loss) income from operations	$(29,678)	$11,002	$(18,676)	$(26,057)	$18,372	$(7,685)

(Loss) income from operations percentage	(49.5%)	18.4%	(31.1%)	(32.7%)	23.1%	(9.6%)
Weighted average common shares outstanding:
Basic	34,889	34,889	34,889	33,440	33,440	33,440

Diluted	34,889	34,955	34,889	33,440	33,615	33,440

Non-GAAP operating (loss) income per share:
Basic	$(0.85)	$0.31	$(0.54)	$(0.78)	$0.55	$(0.23)

Diluted	$(0.85)	$0.31	$(0.54)	$(0.78)	$0.55	$(0.23)

The changes in the tables above during the three and nine months ended October 31, 2016, compared to the same periods of 2015, were a result of the factors described in connection with revenues and operating expenses under Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations,” of this Form 10-Q.

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

Provision for Loss Contract. We entered into a fixed-price customer contract on a multi-year arrangement, which included multiple vendors. As the system integrator on the project, we are subject to any costs overruns or increases with these vendors resulting in delays or acceptance by our customer. Delays of customer acceptance on this project required us to recognize a loss on this project in the period the determination is made. As a result, we recorded an estimated charge of $9.2 million in the third quarter of fiscal 2016. We believe that the exclusion of this expense allows a comparison of operating results that would otherwise impair comparability between periods.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(26,989)	$(19,442)	$(7,547)
Total cash used in investing activities	(3,765)	(12,905)	9,140
Total cash provided by financing activities	60	88	(28)
Effect of exchange rate changes on cash	(555)	270	(825)

Net decrease in cash and cash equivalents	$(31,249)	$(31,989)	$740

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $71.1 million at January 31, 2016 to $37.8 million at October 31, 2016.

We had a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, which expired on August 31, 2016 with no outstanding balance. This line of credit and Demand Promissory Note was not renewed.

We continue to realize the savings related to the wind down of the TimeLine Labs operation and the restructuring of our In-Home business from Milpitas to Poland. Additionally, during the third quarter of fiscal 2017, we made substantial progress on a cost reduction program, which we expect to generate annualized savings of approximately $15 million. We have executed annualized cost savings of approximately $7.5 million to date. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash provided by future operating activities, augmented by the plans highlighted above are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Operating Activities

Below are key line items affecting cash from operating activities:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Net loss	$(43,873)	$(25,417)	$(18,456)
Adjustments to reconcile net loss to cash used in operating activities	21,953	18,921	3,032

Net loss including adjustments	(21,920)	(6,496)	(15,424)
Decrease (increase) in receivables	4,900	(4,848)	9,748
Decrease (increase) in inventory	338	(1,207)	1,545
Decrease (increase) in prepaid expenses and other current assets	428	(158)	586
(Decrease) increase in accounts payable	(2,102)	718	(2,820)
Decrease in accrued expenses	(4,942)	(4,056)	(886)
Decrease in deferred revenues	(3,864)	(2,770)	(1,094)
All other - net	173	(625)	798

Net cash used in operating activities	$(26,989)	$(19,442)	$(7,547)

We used net cash in operating activities of $27.0 million for the nine months ended October 31, 2016. This cash used in operating activities was primarily the result of our net loss including adjustments of $21.9 million offset by changes in working capital, which include a decrease in receivables of $4.9 million due to the timing of customer payments, offset by a decrease in accrued expenses of $4.9 million related to the payment of severance and bonuses, a $3.9 million decrease in deferred revenue and a $2.1 million decrease in accounts payable due to the timing of payments to vendors.

Investing Activities

Cash flows from investing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(521)	$(1,140)	$619
Investment in capitalized software	—	(2,030)	2,030
Purchases of marketable securities	(2,252)	(3,005)	753
Proceeds from sale and maturity of marketable securities	4,249	4,503	(254)
Cash paid for acquisition of business, net of cash Acquired	(5,243)	(11,686)	6,443
Other investing activities	2	453	(451)

Net cash used in investing activities	$(3,765)	$(12,905)	$9,140

We used $3.8 million in cash related to investing activities during the nine months ended October 31, 2016. Specifically, we used cash of $5.2 million for the acquisition of DCC Labs and $0.5 million for the purchase of capital assets offset by $2.0 million of proceeds from the net sale of marketable securities.

Financing Activities

Cash flows from financing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2016	2015	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$64	$88	$(24)
Other financing activities	(4)	—	(4)

Net cash provided by financing activities	$60	$88	$(28)

In the nine months ended October 31, 2016, cash provided by financing activities is from proceeds received from the issuance of common stock for the exercise of employee stock options.

The effect of exchange rate changes decreased cash and cash equivalents by $0.6 million for the nine months ended October 31, 2016, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

Goodwill

In connection with acquisitions of businesses, we recognize the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired as goodwill. Goodwill is not amortized, but is required to be evaluated for impairment annually, which we conduct in our third quarter beginning August 1st, or more frequently if indicators are present or changes in circumstances suggest that an impairment may exist.

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

Our projections for the next five years included increased operating expenses in line with the expected revenue growth based on current market and economic conditions and our historical knowledge. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expenses through the third quarter of fiscal 2017. We estimated the operating expenses based on a rate consistent with the current experience and estimated revenue growth over the next five years. Future adverse changes in market conditions or poor operating results could result in losses, thereby possibly requiring an impairment charge in the future.

We determined based on “Step 1” of our annual impairment test, that the fair value of our reporting unit was less than its carrying value, which was $102.5 million at August 1, 2016. The comparison of estimated fair value to the carrying value of net assets ranged from a shortfall of approximately $16.9 million to $17.7 million. Since the estimated fair value of our reporting unit was less than its carrying value, we determined it is necessary to perform “Step 2” of the impairment test. We expect to complete the interim goodwill impairment testing of our reporting unit during the fourth quarter of fiscal 2017.

In the second quarter of fiscal 2017, triggering events prompted us to perform step one of the goodwill impairment test. The triggering events included; a sustained decrease in our stock price during the period, the withdrawal of the permanent reinvestment assertion on earnings generated by our Irish operations (see Note 12, “Income Taxes” to our consolidated financial statements for more information) and a decline in actual revenue for the quarter compared to projected amounts, which was previously reported in a Current Report on Form 8-K furnished to the SEC on August 23, 2016. The outcome of that preliminary step one analysis revealed that as of July 31, 2016, the fair value of the net assets exceeded its carrying value by a range of $15.4 million to $25.0 million, or 15.0% to 24.4% of the carrying value of our net assets.

In the third quarter of fiscal 2017, we finalized our step one analysis of the goodwill impairment test. Our forecast indicated that the estimated fair value of net assets may be less than the carrying value which is a potential indicator of impairment. As such, we are required to perform step two of the impairment test during which we compare the implied fair value of our goodwill to its carrying value. We currently continue to work through various restructuring actions and execute on other strategic plans which has not enabled us to complete the step two testing at this time. We expect to complete the goodwill impairment testing of our reporting unit during the fourth quarter of fiscal 2017. To the extent that the finalization of this assessment of goodwill requires recognition of an impairment loss, such adjustment would be recorded in the fourth quarter of fiscal 2017. We have estimated the range of impairment loss to be between $0 and $45.7 million and have not recognized an impairment loss in the third quarter of fiscal 2017. See “Critical Accounting Policies and Significant Judgment and Estimates – Goodwill,” in Part I, Item 2 of this Form 10Q for more information on the impairment testing.

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

Cash Flow Statement

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows where diversity in practice exists. The guidance is effective for interim and annual periods beginning in our first quarter of fiscal 2018, and early adoption is permitted. ASU 2016-15 must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In November, 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for us in the first quarter of fiscal 2019 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other (expenses) income, net, in the accompanying consolidated statements of operations and comprehensive loss. For the nine months ended October 31, 2016, we recorded $0.1 million in gains due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency is other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.7 million and $2.1 million for the three and nine months ended October 31, 2016 and would have decreased our operations by $0.2 million and $0.4 million, respectively.

In addition, the announcement of the referendum by British voters to exit the European Union (referred to as “Brexit”) in June 2016 has resulted in significant decline of the British pound sterling against the U.S. dollar. In the short-term, volatility in the British pound sterling could continue as the United Kingdom negotiates its anticipated exit from the European Union. The announcement of Brexit may create further global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services. If the referendum is passed into law, there could be further uncertainty as the United Kingdom determines the future terms of its relationship with the European Union. The impact of Brexit to our results of operations for the period ended October 31, 2016 was not material. However, there can be no assurance that there will not be a material impact in the future.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2016, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

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

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Terino and Faubert participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2016 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 8, 2016

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