Form 10-K
period 2017-01-31
SEACHANGE INTERNATIONAL INC
filed 2017-04-17
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2016, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $109,408,093. The number of shares of the registrant’s Common Stock outstanding as of the close of business on April 10, 2017 was 35,312,255.

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

These forward-looking statements, and any forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Item 1A., “Risk Factors,” of this Form 10-K. These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The following discussion should be read in conjunction with Part II, Item 7., “Management Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and footnotes contained in this Form 10-K.

PART I

ITEM 1.	BUSINESS

GENERAL

SeaChange International, Inc., a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multiscreen video, advertising and premium over the top (“OTT”) video headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for cable television system operators, telecommunications companies, satellite operators and media companies. We sell our software products and services worldwide, primarily to television service providers including: cable television system operators, such as Liberty Global, plc. (“LGI”), Comcast Corporation (“Comcast”), Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Frontier Communications Corporation; satellite operators such as Direct TV and Dish Network Corporation; and media companies such as Filmbank Media.

Our products and services are designed to enable our customers to reduce capital and operating expenses, reduce subscriber turnover, and increase average revenue per subscriber. Using our products and services, we believe customers can increase revenues by offering services such as video-on-demand (“VOD”) programming on a variety of consumer devices, including televisions (“TVs”), mobile telephones (“smart phones”), personal computers (“PCs”), tablets and OTT streaming players. Our systems enable service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

SeaChange serves an exciting global marketplace where multiscreen viewing is increasing, consumer device options are evolving rapidly, and viewing habits are shifting. The primary driver of our business is to enable the delivery of video assets in the evolving multiscreen television environment. Through acquisitions and partnerships, we have expanded our capabilities, products and services to address the delivery of content to devices other than television set-top boxes, namely PCs, tablets, smart phones and OTT streaming players. We believe that our strategy of expanding into adjacent product lines will also position us to further support and maintain our existing service provider customer base. Providing our customers with more scalable software platforms enables them to further reduce their infrastructure costs, improve reliability and expand service offerings. Additionally, we believe we are well positioned to capitalize on new customers entering the multiscreen marketplace and increasingly serve adjacent markets, such as mobile and OTT. Our core technologies provide a foundation for products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber activity across multiple devices.

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. DCC Labs is a developer of set-top and multiscreen device software. Under the purchase agreement, $0.5 million in cash and all the stock was initially held in escrow as security for the indemnification obligations of the sellers to SeaChange. The stock consideration was determined by dividing the total value of $2.6 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing.

The acquisition of DCC Labs enables us to optimize the operations of our In-Home business, which develops home video gateway software including SeaChange’s Nucleus and NitroX products. In addition, the acquisition brings market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community, and an HTML5 framework for building additional user experience client applications across a variety of CPE devices, including Android TV STBs, tablets, mobile and compute devices.

In conjunction with the DCC Labs acquisition, SeaChange commenced a workforce reduction within its In-Home engineering and services organization, which allowed us to achieve approximately $8 million in annualized cost savings. This reduction in workforce resulted in aggregate charges of $1.9 million in severance and other restructuring costs during fiscal 2017.

In addition to the reduction in workforce due to the acquisition of DCC Labs, we implemented additional company-wide cost savings during our third quarter of fiscal 2017, which includes a worldwide reduction in workforce, to help improve operations and optimize our cost structure with the goal of assisting in restoring SeaChange to profitability and positive cash flow. During fiscal 2017, we recognized $3.1 million of restructuring costs related to these cost saving initiatives. We expect to complete our workforce reductions in the first half of fiscal 2018.

LEADERSHIP CHANGES

Effective April 6, 2016, Edward Terino, who previously served as our Chief Operating Officer, was appointed Chief Executive Officer (“CEO”) of SeaChange, following the termination without cause of Jay Samit as CEO and Director, as previously reported in a Current Report on Form 8-K (“Form 8-K”) filed with the Securities and Exchange Commission (“SEC”) on April 7, 2016.

Effective July 6, 2016, Peter Faubert was appointed Chief Financial Officer (“CFO”) of SeaChange, following the resignation of Anthony Dias as CFO, as previously reported in a Current Report on Form 8-K filed with the SEC on July 7, 2016.

Effective January 31, 2017, Jonathan Rider, who previously served as our Chief Information Officer, was appointed Chief Operating Officer of SeaChange.

PRODUCTS AND SERVICES

Our business is focused on the following product areas: video platform (including content management), advertising and user experience. Our revenue sources consist of product revenue from these areas, as well as related services.

Video Platform

SeaChange Adrenalin Multiscreen Video Backoffice Platform. Adrenalin is a comprehensive software platform that enables service providers to manage, monetize and deliver a seamless viewing experience to subscribers across TVs, PCs, tablets, smart phones and other IP-enabled devices. Adrenalin is a modular software solution allowing customers to gradually adopt new functionality and features to expand multiscreen television distribution capabilities. We offer our Adrenalin platform under two deployment options; through onsite software licenses and on a cloud-based offering through software-as-a-service (“SaaS”). With an onsite software license model, revenue is derived from perpetual software licenses, maintenance and support fees and professional services. In a SaaS offering, we license our product offerings and customers pay us on a monthly recurring basis based on the total number of subscribers deployed by the customer.

SeaChange AssetFlow Content Management Solution. In today’s multiscreen viewing environment, programming or advertisements are reproduced with numerous variants to serve the unique requirements of multiple network types, consumer devices and geographies. Metadata, such as poster, description and pricing, associated with the programming is also managed by the platform. At the point of content ingest, our AssetFlow software is used to receive, manage and publish video content for viewing on televisions, tablets, PCs and other consumer devices. AssetFlow simplifies the increasingly complex tasks of movie and television program asset tracking, metadata management, and overall content workflow processing.

SeaChange Rave™ Premium OTT Video Platform. Our Rave premium OTT video platform (“Rave”) offering provides a managed-services solution for our customers. Rave enables live, time-shifted, pay-per-view, on-demand video services and storefront creation. Advanced content recommendations, discovery and social media are enabled through SeaChange’s user experience and third-party applications. Rave includes services, tools and integrations for OTT content workflow, media management and analytics. Rave also enables video and interactive cross-device advertising throughout individual streams and user experiences. Advanced content promotion and monetization features include download to purchase and rent, subscription packaging and couponing. Through these features, Rave allows media companies and service providers to fully integrate with the connected consumer lifestyle and create a deeper audience relationship to project their brand and create pertinent, contextual promotions and advertising.

Advertising

SeaChange Infusion Advanced Advertising Platform. As more video content is served to multiple consumer devices, the ability to generate additional revenue by inserting advertising across multiple platforms becomes crucial to service providers seeking to offset content rights costs and reduce subscriber fees for viewing the content. Infusion enables service providers to maximize advertising revenue across multiscreen, broadcast, on-demand and OTT viewing and reach their audiences while viewers watch content across multiple devices.

User Experience

Nucleus. Nucleus ports to third-party set-top boxes, or other customer premises equipment hardware and system on a chip, and acts as a hub for all video distribution to any IP- connected device throughout the home, such as tablets, smart phones and game consoles. SeaChange capitalizes on open software and networking technologies to create Nucleus, a fully customizable foundation for rich multiscreen services running on the chipset and hardware. Nucleus enables the service providers to select the chipset, hardware and set-top box vendor of their choice. Nucleus extends providers’ video services to a wide range of video consumer devices through its support for Digital Living Network Alliance networking protocols. This enables enhancement of the overall offering by providing the framework for the introduction of new applications. Further, Nucleus leverages the industry Reference Design Kit, a technology standard that enables the video service provider community to take advantage of open technologies to more rapidly introduce and support service innovations.

SeaChange NitroX. Introduced in September 2016, NitroX is a new generation of user experience products that empower service providers and content owners to optimize live and on-demand video consumption on multiscreen and OTT services. Its features and functionality allow service providers to fully leverage the extensive content management, delivery and monetization capabilities of Seachange’s platforms. The new generation NitroX products provide a ready-to-deploy multiscreen user experience that is pre-integrated with SeaChange’s widely deployed Adrenalin or third-party multiscreen video platform and Nucleus.

Services

SeaChange offers comprehensive professional services, maintenance and support for all its products. We have developed extensive capabilities in systems integration, implementation and customer engineering. We also offer managed services with advantages, including remote monitoring and proactive system maintenance to help our customers quickly and confidently establish new on-demand and multiscreen capabilities.

STRATEGY

Our goal is to strengthen our position as a leading global provider of multiscreen video delivery solutions by enabling service providers and content owners to increase revenue opportunities by delivering transformative multiscreen video services to their end users. Key elements of our strategy include:

•	We intend to continue providing our current and future customer base with industry-leading solutions through our focus on product innovation and substantial investment in research and development for our latest feature-rich software products and services;

•	We intend to provide pre-packaged integrated solutions with the goal of better enabling new and existing customers to drive the adoption of Rave and SaaS commercial models through service offerings hosted and/or managed by us;

•	We intend to continue pursuing acquisitions and collaborations which we believe will strengthen our industry leadership position, expand our geographic presence, open new markets or allow us to expand to new products or services, or enhance our existing ones;

•	We may enter strategic relationships to help our customers address deficiencies in their market space;

•	We are capable of selling our products to support a single screen and upgrade to support multiple devices as service providers expand their reach. We can also scale to enable platforms as part of the initial sale; and

•	Our customers represent some of the top service providers worldwide and we are well positioned to expand our customer base in new geographies such as Asia Pacific and Latin America as well as market segments such as mobile, satellite, telecommunications and media companies.

RESEARCH AND DEVELOPMENT

Our research and development costs were $30.1 million in fiscal 2017, $33.7 million in fiscal 2016 and $42.2 million in fiscal 2015. We believe that our success will depend on our ability to develop and introduce timely new integrated solutions and enhancements to our existing products that meet changing customer requirements in our current and future customer base as well as new markets. We have made substantial investments in developing and bringing to market our next generation products. Our current research and development activities are focused on developing multiscreen television platforms, content management solutions, additional user experience applications, advertising solutions and integrating the solutions we currently offer. Our direct sales and marketing groups closely monitor changes in customer needs, changes in the marketplace and emerging industry standards to help us focus our research and development efforts to address our customers’ needs, such as increasing average revenue per subscriber, lowering operating and capital costs and reducing customer churn. Our significant research and development efforts are performed in the United States at our Acton, Massachusetts headquarters and worldwide in Manila, Philippines, Warsaw, Poland and Eindhoven, Netherlands.

During fiscal 2017, we continued the focus of our research and development efforts on the next generation software platforms, which are vital to our customers’ success. We achieved this by further increasing our investment in our software products for multiscreen video platforms. As of January 31, 2017, we had a research and development staff of 230 employees.

SELLING AND MARKETING

Our sales cycle tends to be long, in some instances twelve to twenty-four months, and purchase orders are typically more than one million dollars. It is sometimes difficult to predict what quarter or fiscal year our sales will occur. Considering the complexity of our video products, we primarily utilize a direct sales process. We sell and market our products worldwide through a direct sales organization, primarily conducted from our headquarters although we will use sales representatives deployed in different regions where we do not have a direct sales force. Working closely with customers to understand and define their needs enables us to obtain better information regarding market requirements, enhance our expertise in our customers’ industries, and more effectively and precisely convey to customers how our solutions address their specific needs.

We use several marketing programs to focus on our targeted markets to support the sale and distribution of our products. We also market certain of our products to systems integrators and value-added resellers. We attend and exhibit our products at a limited number of prominent industry trade shows and conferences and we present our technology at seminars and smaller conferences to promote their awareness. In fiscal 2017, to increase software sales in North America and EMEA, we increased our sales efforts in those regions. We also increased our sales efforts in other geographic areas such as Asia Pacific and Latin America. As of January 31, 2017, we had a selling and marketing staff of 43 employees.

MANUFACTURING AND QUALITY CONTROL

Our manufacturing operation consists primarily of component and subassembly procurement, systems integration and final assembly, testing and quality control of the complete systems. As of January 31, 2017 we had a manufacturing staff of 8 employees.

OUR CUSTOMERS

We currently sell our products primarily to video service providers, such as cable system operators and telecommunications companies, as well as content providers. Our customer base is highly concentrated among a limited number of large service provider customers. A significant portion of our revenues in any given fiscal period have been derived from substantial orders placed by these large organizations. For the fiscal year ended January 31, 2017, LGI was the only customer that accounted for more than 10% of our total revenues.

We expect that we will continue to be dependent upon a limited number of customers for a significant portion of our revenues in the near future, even as we intend to penetrate new markets and customers. As a result of this customer concentration, our business, financial condition and results of operations could be materially adversely affected by the failure of anticipated orders to materialize and by deferrals or cancellations of orders because of changes in customer requirements or new product announcements or introductions. In addition, the concentration of customers may cause variations in revenue, expenses and operating results on a quarterly basis due to seasonality of orders, the timing and relative size of orders received and accepted during a fiscal quarter, or the timing and size of orders for which revenue recognition criteria have been satisfied during a fiscal quarter.

We do not believe that our backlog at any time is meaningful as an indicator of our future level of revenue for any period. Because of the requirements of some customers, orders may require final acceptance prior to revenue being recognized, resulting in the related revenues not being recognized in the ensuing quarter. Therefore, there is no direct correlation between the backlog at the end of any quarter and our total revenue for the following quarter or other periods. If our sales growth increases or we experience business model changes, our backlog may become a meaningful indicator of revenue in the future.

COMPETITION

The markets in which we compete are characterized by intense competition, with many suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete principally based on price. In markets in which we have an established presence, we compete principally based on the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage and distribute digital video differentiates us from our competitors, in the future we may not be able to continue to compete successfully with respect to these factors.

In the market for multiscreen video, we compete with various larger companies offering video platforms and applications such as Cisco Systems, Inc., Arris Group Inc., TiVo Corporation and Ericsson Inc. as well as in-house solutions built by the service provider. Increasingly, we are also seeing competition from integrated end-to-end solutions such as Comcast’s X-1 platform and many OTT players. We expect the competition in each of the markets in which we operate to intensify in the future with existing and new competitors with significant market presence and financial resources.

Many of our current and prospective competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources. As a result, these competitors may be able to devote greater resources to the development, promotion, sale and support of their products. Moreover, these companies may introduce additional products that are competitive with ours or enter strategic relationships to offer complete solutions. In the future, our products may not be able to compete effectively with these products.

PROPRIETARY RIGHTS

Our success and our ability to compete are dependent, in part, upon our proprietary rights. We have been granted 24 patents worldwide and have several patents pending for various technologies developed and used in our products. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that in the future not all these patent applications will be issued or that, if issued, the validity of these patents would not be upheld. It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the United States. Currently, we are not party to intellectual property litigation, but we may be a party to litigation in the future to enforce our intellectual property rights or because of an allegation that we infringe others’ intellectual property.

EMPLOYEES

The table below represents the number of full-time employees that we employ in different geographic areas across the world for the periods shown. We also use part-time and many other temporary employees in the ordinary course of our business. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local workers’ council as may be customary or required in those jurisdictions.

	January 31,
Country	2017	2016	2015
United States	199	307	302
Philippines	132	171	161
Netherlands	83	116	137
Other international	82	66	103

Total employees by country	496	660	703

During fiscal 2017, we implemented costs-savings actions related to the TLL, LLC (“Timeline Labs”) business and the DCC Labs acquisition. We implemented an additional company-wide cost savings beginning in the third quarter of fiscal 2017, which includes a worldwide reduction in workforce, to help improve operations and optimize our cost structure with the goal of assisting in restoring SeaChange to profitability and positive cash flow. In total, these actions affected over 170 employees in fiscal 2017 and reductions in workforce relating to the latest cost-savings efforts are expected to be completed in the first half of fiscal 2018.

ACQUISITIONS AND LOSS ON IMPAIRMENT OF TLL, LLC

DCC Labs

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. DCC Labs is a developer of set-top and multiscreen device software. Under the purchase agreement, $0.5 million in cash and all the stock was initially held in escrow as security for the indemnification obligations of the sellers to SeaChange. The stock consideration was determined by dividing the total value of $2.6 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing.

The acquisition of DCC Labs enables us to optimize the operations of our In-Home business, which develops home video gateway software including SeaChange’s Nucleus and NitroX products. In addition, the acquisition brings market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community and an HTML5 framework for building additional user experience client applications across a variety of CPE devices, including Android TV STBs, tablets, mobile and compute devices.

We accounted for the acquisition of DCC Labs as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We engaged an independent appraiser to assist management in assessing the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. Assets acquired in the acquisition include receivables, prepaid expenses and property and equipment, while liabilities assumed include accounts payable, other accrued expenses, deferred taxes and income taxes payable. The amounts recorded for these assets and liabilities are final based on information obtained about the facts and circumstances that existed as of the acquisition date.

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

Loss on Impairment of TLL, LLC

In January 2016, our Board of Directors authorized a restructuring plan to wind down the Timeline Labs operations, as previously reported in a Current Report on Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded their fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. See Part II. Item 8, Note 4, “Acquisitions and Loss on Impairment of TLL, LLC,” to this Form 10-K for more information.

In addition, we incurred $0.7 million in severance and other restructuring charges during fiscal 2017 related to cost-saving actions taken with respect to the Timeline Labs business.

EXECUTIVE OFFICERS

The following is a list of our executive officers, their ages as of April 10, 2017 and their positions held with us:

Name	Age	Title
Edward Terino	63	Chief Executive Officer and Director

Jonathan Rider	52	Chief Operating Officer, Senior Vice President

Peter R. Faubert	46	Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

David McEvoy	59	Senior Vice President and General Counsel and Secretary

Mr. Terino became SeaChange’s Chief Executive Officer (“CEO”) effective April 6, 2016 having previously served as Chief Operating Officer (“COO”) since June 2015. He has served on the Company’s board of directors since 2010. Mr. Terino’s professional experience spans 30 years in senior management and operational roles for public companies including service as Senior Vice President (“SVP”) and Chief Financial Officer (“CFO”) of Art Technology Group, Inc. from September 2001 to June 2005, CEO and CFO of Arlington Tankers Ltd. from July 2005 to December 2008, and Vice President (“VP”) of Finance and Operations at Houghton Mifflin Harcourt from 1985 to 1996. He has served on the board of directors for software and technology companies including Extreme Networks, Inc. from October 2012 to November 2013, S1 Corporation from April 2007 to February 2012, Phoenix Technologies Ltd. from November 2009 to November 2010, and EBT International, Inc. from October 1999 to March 2006. He also served on the board of directors of Baltic Shipping Ltd. from March 2010 to July 2015.

Mr. Rider joined the Company on April 19, 2016 as Chief Information Officer (“CIO”). He became COO and Senior Vice President on January 31, 2017. He brings over 30 years of senior management experience in the high technology sector. Prior to joining SeaChange, Mr. Rider was CIO of Dynatrace from August 2014 to February 2016; Senior Vice President, Technology and Engineering of Arcadia Solutions from September 2013 to August 2014; and Principal and CIO of JetStream Consulting LLC from June 2006 to January 2014. Mr. Rider held various senior positions with PTC, Gilbane Building Company, Monster Worldwide, Netscout Systems and Helidesigns. Mr. Rider served as a U.S. Army Officer and helicopter instructor. He has a bachelor of science degree in aeronautics, engineering/aviation and a master’s degree in e-business from the University of Phoenix.

Mr. Faubert joined the Company on July 7, 2016 as CFO, SVP, Finance and Administration, and Treasurer. He brings over 15 years of extensive finance leadership for public and private software companies that focused on video service providers, mobility and enterprise computing. Prior to joining the Company, Mr. Faubert served as CFO of This Technology, Inc. since December 2013. Prior to that, Mr. Faubert served as CFO and Treasurer of Vision Government Solutions, Inc. from October 2012 to December 2013. He has also served as CFO of JNJ Mobile (MocoSpace) from February 2009 to July 2012 and CFO and Treasurer at Turbine, Inc. from August 2005 to January 2009. Prior to that Mr. Faubert held various senior finance positions with Viisage Technology Inc., Burntsand Inc. and Ariba Inc. Mr. Faubert is also a Certified Public Accountant.

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

Because our business plan is based on technological development of new products and enhancements to our existing products, our future success is dependent on our successful introduction of these new products and enhancements on a timely basis. In the future, we may experience difficulties that could delay or prevent the successful development, introduction and marketing of these and other new products and enhancements, or find that our new products and enhancements do not adequately meet the requirements of the marketplace or achieve market acceptance. Announcements of currently planned or other new product offerings may cause customers to defer purchasing our existing products. Moreover, despite testing by us and by current and potential customers, errors or failures may be found in our products, and, even if discovered, may not be successfully corrected in a timely manner. These errors or failures could cause delays in product introductions and acceptance, or require design modifications that could adversely affect our competitive position. Our inability to complete the development of new products or enhancements on a timely basis or the failure of these new products or enhancements to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations in future periods.

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

Consolidations in the television service provider industry could result in delays or reductions in purchases of products, which would have a material adverse effect on our business.

The television service provider industry has historically experienced, and continues to experience, the consolidation of many industry participants. For example, AT&T acquired Direct TV, Charter Communications acquired Time Warner Cable, Altice NV acquired HOT, Suddenlink Communications and Cablevision Systems Corp., and Verizon Communications Inc. announced that it is selling assets to Frontier Communications Corporation. When consolidations occur, it is possible that the acquirer will not continue using the same suppliers, possibly resulting in an immediate or future elimination of sales opportunities for us or our competitors. Even if sales are not reduced, consolidation can also result in pressure from customers for lower prices or better terms, reflecting the increase in the total volume of products purchased or the elimination of a price differential between the acquiring customer and the company acquired. Consolidations also could result in delays in purchasing decisions by the affected companies prior to completion of the transaction and by the merged businesses. The purchasing decisions of the merged companies could have a material adverse effect on our business.

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

A decline in demand or average selling prices for our products or services in the foreseeable future, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition and results of operations. Increasingly, we are seeing competition from integrated end-to-end solutions such as Comcast’s X-1 platform and a large number of OTT players, each of which may reduce the demand for or average selling prices of our products and services and adversely affect our business, financial condition and results of operations.

We must manage product transitions successfully to remain competitive.

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

We have incurred net losses and may experience a significant reduction in our cash position.

We incurred a net loss in fiscal 2017. We may incur additional net losses in future quarters and years. If we are unable to execute our strategy for expanding our business and growing our revenues, we may not generate sufficient revenues to reduce our losses or to regain profitability. These losses have contributed to the reduction in our cash position. While we have undertaken significant actions to control our cash expenditures, it is possible that these actions may not be sufficient to bring us to a cash neutral or cash accretive position, the failure of which to achieve may adversely affect our business and financial condition.

Restructuring programs could have a material negative impact on our business.

To increase strategic focus and operational efficiency we have implemented restructuring programs. In fiscal 2017, we undertook significant cost-saving actions related to TLL and in the second half of fiscal 2017 with a worldwide reduction in workforce. We may incur additional restructuring costs or not realize the expected benefits of these new initiatives. Further, we could experience delays, business disruptions, decreased productivity, unanticipated employee turnover and increased litigation-related costs in connection with past and future restructuring and other efficiency improvement activities, and there can be no assurance that our estimates of the savings achievable by restructuring will be realized. As a result, our restructuring and our related cost reduction activities could have an adverse impact on our financial condition or results of operations.

If we are unable to manage our efforts to focus our business and grow in targeted areas, our business may be harmed through a diminished ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees.

Our ability to successfully focus our business and grow in targeted areas requires effective planning and management. We are also continuing to transition towards greater reliance on our software products and services for a significant portion of our total revenue. In light of the growing complexities in managing our expanding portfolio of products and services, our anticipated future operations may continue to strain our operational and administrative resources. To manage future growth effectively, we must continue to improve our operational controls and internal controls over financial reporting, integrate new personnel and the businesses we have acquired, or will acquire, and manage our expanding international operations. A failure to manage our growth may harm our business through a decreased ability to monitor and control effectively our operations, and a decrease in the quality of work and innovation of our employees upon which our business is dependent.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products and services.

Approximately 64% of our total revenue is generated from sales outside the United States. Our international operations are expected to continue to account for a significant portion of our business in the foreseeable future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:

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

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials to obtain or keep business. The FCPA also requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the Company. Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations.

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

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the U.S. dollar could increase the real cost to our customers of our products in those markets outside the United States where we often sell in dollars, and a weakened dollar could increase local currency operating costs. In preparing our consolidated financial statements, certain financial information is required to be translated from foreign currencies to the U.S. dollar using either the spot rate or the weighted-average exchange rate. If the U.S. dollar weakens or strengthens relative to applicable local currencies, there is a risk our reported sales, operating expenses, and net income could significantly fluctuate. We are not able to predict the degree of exchange rate fluctuations; nor can we estimate the effect any future fluctuations may have upon our future operations.

Our ability to compete could be jeopardized if we are unable to protect our intellectual property rights from third-party challenges.

Our success and ability to compete depends upon our ability to protect our proprietary technology that is incorporated into our products. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Although we have issued patents, we cannot assure that any additional patents will be issued or that the issued patents will not be invalidated. We also enter confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. If competitors are able to use our technology, our ability to compete effectively could be harmed.

We have been and in the future, could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant legal costs to defend our intellectual property rights.

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third-parties asserting infringements on patent or other intellectual property rights covering our products or processes. We may be a party to litigation in the future to enforce our intellectual property rights or because of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. We have received certain claims for indemnification from customers but have not been made party to any litigation involving intellectual property infringement claims as a result. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

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

We may also incorporate open source software into our products. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. We could also be subject to similar conditions or restrictions should there be any changes in the licensing terms of the open source software incorporated into our products. In either event, we could be required to seek licenses from third-parties to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

If we are unable to successfully compete in our marketplace, our financial condition and operating results may be adversely affected.

We currently compete against companies offering video software solutions and have increasingly seen competition from integrated end-to-end solutions such as Comcast’s X-1 platform and a large number of OTT players. To the extent the products developed are competitive with and not complementary to our products, they may be more cost effective than our solutions, which could result in cable television system operators and telecommunications companies discontinuing their purchases of our on-demand products. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources, such as in-house solutions and online video platforms, may enter those markets, thereby further intensifying competition. Increased competition could result in price reductions, cancellations of purchase orders, losses of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. They may be in better position to withstand any significant reduction in capital spending by customers in our markets and may not be as susceptible to downturns in a particular market. Moreover, our competitors may also foresee the course of market developments more accurately than we do. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future, we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected because of the difference in our operating results from the assumptions on which our business model is based.

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

As part of our business strategy, we have acquired and may in the future seek to acquire or invest in new businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products which may affect our ability to develop new products and services and compete in our rapidly changing marketplace due to a resulting decrease in the quality of work and innovation of our employees upon which our business is dependent;

•	delays in realizing, or failure to realize, the anticipated benefits of an acquisition. Even if we can integrate these businesses and operations successfully, it may not result in the realization of the full benefits we expect to achieve, within the anticipated timeframe, or at all. If a company we purchase does not perform as we expected, our investment could become impaired or we could discontinue the operations and our financial results could be negatively impacted, such as the Timeline Labs acquisition on February 2, 2015, for which we subsequently impaired substantially all acquired assets and certain liabilities as of January 2016;

•	adverse effects on the business relationships with pre-existing suppliers and customers of both companies. This may be of importance to our business because we sell our products to a limited number of large customers, we purchase certain components used in manufacturing our products from sole suppliers and we use a limited number of third-party manufacturers to manufacture our product; and

•	uncertainty among current and prospective employees regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key personnel.

Acquisitions or divestitures may adversely affect our financial condition.

We could acquire additional products, technologies or businesses, or enter joint venture arrangements, to complement or expand our business. Negotiation of potential acquisitions, divestitures or joint ventures and our integration or transfer of acquired or divested products, technologies or businesses, could divert management’s time and resources.

As part of our strategy for growth, we may continue to explore acquisitions, divestitures, or strategic alliances, which may not be completed or may not be ultimately beneficial to us.

Acquisitions or divestitures may pose risks to our operations, including:

•	problems and increased costs in connection with the integration or divestiture of the personnel, operations, technologies, or products of the acquired or divested businesses;

•	unanticipated costs;

•	potential disruption of our business and the diversion of management’s attention from our core business during the acquisition process;

•	inability to make planned divestitures of businesses on favorable terms in a timely manner or at all;

•	acquired assets becoming impaired because of technical advancements or worse-than-expected performance by the acquired company, which was the basis for the impairment charge of $21.5 million taken in January 2016 related to the assets acquired in the February 2015 Timeline Labs acquisition; and

•	entering markets in which we have no, or limited, prior experience.

Additionally, in connection with any acquisitions or investments we could:

•	issue stock that would dilute our existing stockholders’ ownership percentages;

•	incur debt and assume liabilities;

•	record contingent liabilities estimated for potential earnouts based on achieving financial targets;

•	obtain financing on unfavorable terms;

•	incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

•	incur large expenditures related to office closures of the acquired companies, including costs relating to the termination of employees and facility and leasehold improvement charges resulting from our having to vacate the acquired companies’ premises; and

•	reduce the cash that would otherwise be available to fund operations or for other purposes.

We face the risk that capital needed for our business will not be available when we need it or that it would result in substantial dilution to our stockholders.

To the extent that our existing cash and cash equivalents are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. If unfavorable capital market conditions exist and we were to seek additional funding, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. Failure to obtain capital when required by our business circumstances would have a material adverse effect on our business, financial condition and results of operations. In addition, our stockholders may incur substantial dilution from any financing that we undertake given our current stock price.

We may not have access in the future to sufficient funding to finance desired growth and operations.

If we cannot secure future funds or financing on acceptable terms, we may be unable to support our future operations or growth strategy. We use cash for acquisitions and other investments, both of which are elements of our growth strategy, and the timing and size of our acquisition or investment efforts cannot be readily predicted. If we continue to experience deficits in our cash flows from operating activities or we are unable to obtain new financing, then there could be limitations on the availability of funds resulting in limitations in our financial flexibility, thereby inhibiting our future operations or growth strategy and may result in our need to seek capital through additional debt financing arrangements, debt offerings, or equity offerings, which either may not be available to us or may not be available to us on favorable terms, including resulting in significant dilution of our stockholders.

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

Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our intangible assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived assets are required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our indefinite-lived assets or other intangible assets may not be recoverable include declines in our stock price and market capitalization, or decreased future cash flows projections. For example, in the second quarter of fiscal 2017, we determined there to be triggering events that might possibly indicate that the carrying amount of our long-lived assets may not be recoverable. These triggering events included a sustained decrease in share price during the period and our current-period operating loss combined with a history of operating losses. As a result, we were required to test for the recoverability of our long-lived assets to determine whether an impairment loss should have been recognized as mentioned above. We determined that the estimated undiscounted future cash flows over the remaining useful life of the long-lived assets exceeded the carrying value. Therefore, the assets were deemed recoverable and no impairment loss was recognized on long-lived assets as of July 31, 2016.

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

In the third quarter of fiscal 2017, we finalized our step-one analysis of the goodwill impairment test. Our forecast indicated that the estimated fair value of net assets may be less than the carrying value which is a potential indicator of impairment. As such, we performed step two of the impairment test during which we compared the implied fair value of our goodwill to its carrying value. As a result of step two, it was determined that the carrying value of the reporting unit’s goodwill exceeded the fair value by $23.5 million. Accordingly, we recognized an impairment loss for $23.5 million in the quarter ended January 31, 2017.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. We may be required to record a significant noncash charge to earnings in our financial statements during the period in which any impairment of our indefinite-lived assets or other intangible assets is determined such as the $23.5 million impairment charge we recorded in fiscal 2017 to our consolidated statements of operations and comprehensive loss as a result of our annual testing of our goodwill.

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

The telecommunications and television industries are subject to extensive regulation which may limit the growth of our business, both in the United States and other countries. The growth of our business internationally is dependent in part on deregulation of the telecommunications industry abroad, like that which has occurred in the United States, and the timing and magnitude of this growth, which is uncertain. Video service providers are subject to extensive government regulation by the Federal Communications Commission and other federal, state and international regulatory agencies. These regulations could have the effect of limiting capital expenditures by video service providers and thus could have a material adverse effect on our business, financial condition and results of operations. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect our customers, and thereby materially adversely affect our business, financial condition and results of operations.

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

If in the future we do not have enough shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel.

We historically have used stock options, restricted stock and other equity awards as a significant component of our employee compensation program to align our employees’ interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2011, our stockholders approved our 2011 Compensation and Incentive Plan (the “2011 Plan”), which included a limited number of shares to be granted under such 2011 Plan. Our stockholders approved amendments to the 2011 Plan in July 2013 and July 2016. At our 2013 annual meeting of stockholders, our stockholders approved an amendment and restatement of the 2011 Plan that, among other things, increased the aggregate number of shares of our common stock authorized for issuance under the 2011 Plan, as amended, by 2,500,000 new shares, from 2,800,000 shares to 5,300,000 shares.

As of January 31, 2017, there are 393,403 shares available for issuance under the 2011 Plan. Unless another amendment to the 2011 Plan is approved, we may not have sufficient shares for our needs in the near future. If our stockholders do not approve any other future amendments that we determine are needed to the 2011 Plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

We face significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas, which, if not properly managed, could result in the loss of valuable intellectual property and increased costs due to inefficient and poor work product, which could harm our business, including our financial results, reputation, and brand.

We may, from time-to-time, outsource engineering work related to the design and development of our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to work in the future, with companies located in jurisdictions outside of the United States, including, but not limited to India, Poland and the Philippines. We have limited experience in the outsourcing of engineering and other work to third-parties located internationally that operate under different laws and regulations than those in the United States. If we are unable to properly manage and oversee the outsourcing of this engineering and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents and trade names. Additionally, instead of saving money, we could in fact incur significant additional costs because of inefficient engineering services and poor work product. As a result, our business would be harmed, including our financial results, reputation, and brand.

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

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to Accounting Standard Codification Topic No. 740-30, “Income Taxes—Other Considerations or Special Areas,” undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. Prior to the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested.

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016. We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings. While we are undertaking efforts to manage the amount of the undistributed earnings we use and thereby reduce our actual tax liability, there can be no assurance that we will be successful in these efforts.

If our security measures are breached and unauthorized access is obtained to a customer’s data or our data on our systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

Our service involves the transmission of customers’ proprietary information and security breaches could expose us to a risk of loss of this information or a network disruption, which may result in litigation and possible liability. These security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, employee error, malfeasance or otherwise and result in unauthorized publication of our confidential business or proprietary information, cause an interruption in our operations, result in the unauthorized release of customer or employee data, result in a violation of privacy or other laws, expose us to a risk of litigation or damage our reputation, which could harm our business and operating results. Additionally, third-parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data or our data or IT systems. Because the techniques used to obtain unauthorized access, or to sabotage systems, change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our customers may authorize third-party technology providers to access their customer data. Because we do not control our customers and third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the integrity or security of such transmissions or processing. Malicious third-parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business and lead to legal liability. While we believe that we have taken appropriate security measures to minimize these risks to our data and information systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The occurrence of any one or more of the factors noted above could cause the market price of our common stock to fluctuate. The stock market in general, and The NASDAQ Global Select Market (“NASDAQ”) and technology companies have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In these circumstances, investors may be unable to sell their shares of our common stock at or above their purchase price over the short-term, or at all. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

Actions that may be taken by significant stockholders may divert the time and attention of our Board of Directors and management from our business operations.

Campaigns by significant investors to effect changes at publicly-traded companies continue to be prevalent. There can be no assurance that one or more current or future stockholders will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by a stockholder, it could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

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

During fiscal 2017, we identified material weaknesses in certain internal controls over financial reporting. If we fail to remediate the identified material weaknesses, our reputation, business or stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls. As described in Part II, Item 9A, “Controls and Procedures,” of this Form 10-K, our management identified material weaknesses in certain internal controls related to:

•	insufficient review procedures around a) professional service revenue on projects with revenue below $25,000 monthly, and b) deferred revenue related to undelivered products reconciled the month prior to quarter end and rolled forward;

•	lack of evidence of management review over the preparation of journal entries under $50,000 at an international subsidiary; and

•	ineffective design of controls around the identification of currency translation adjustments resulting from revaluation of a Euro denominated non-recurring intercompany note payable to an international subsidiary with a U.S. dollar functional currency.

As a result, management reported that internal controls over financial reporting were not effective as of January 31, 2017 due to the existence of the material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have developed and are implementing a plan to remediate the isolated material weaknesses identified and believe, based on our evaluation to date, that they will be remediated during fiscal 2018.

Notwithstanding the material weaknesses discussed above, our management, including the Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. The material weaknesses did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

We use estimates in accounting for our contracts. Changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions including, in the case of our professional services contracts, the total amount of labor required to complete a project and the complexity of the development and other technical work to be completed. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions must be made regarding the length of time to complete the contract because costs also include estimated third-party vendor and contract labor costs. Penalties related to performance on contracts are considered in estimating sales and profit, and are recorded when there is sufficient information for us to assess anticipated performance. Third-party vendors’ assertions are also assessed and considered in estimating costs and margin.

Because of the significance of the judgments and estimation processes described above, it is likely that materially different sales and profit amounts could be recorded if we used different assumptions or if the underlying circumstances were to change, such as occurred in fiscal 2016 when we recorded a $9.2 million provision for loss contract as a result of delays of customer acceptance relating to a fixed-price customer contract on a multi-year arrangement which included multiple vendors. In fiscal 2017, we recorded a $4.1 million reduction in that provision after amending our contract with the fixed-price customer, thus eliminating the second phase of the project and calculating a better estimate of the remaining costs to complete the project. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

Our ability to deliver products and services that satisfy customer requirements is heavily dependent on the performance of our third-party vendors.

We rely on other companies to provide products and to perform some of the services that we provide to our customers. If one or more of our third-party vendors experience delivery delays or other performance problems, we may be unable to meet commitments to our customers. In addition, if one or more of the products which we depend on becomes unavailable or is available only at very high prices, we may be unable to deliver one or more of our products in a timely fashion or at budgeted costs. In some instances, we depend upon a single source of supply. Any service disruption from one of these third-party vendors, either due to circumstances beyond the supplier’s control or because of performance problems or financial difficulties, could have a material adverse effect on our ability to meet commitments to our customers or increase our operating costs.

We enter fixed-price contracts, which could subject us to losses if we have cost overruns.

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

We rely on a limited number of third-parties who provide certain components used in our products. We may experience quality control problems, where products did not meet specifications or were damaged in shipping, and delays in the receipt of these components. These risks could be heightened during a substantial economic slowdown or if a sole supplier were adversely affected by a natural disaster because our suppliers are more likely to experience adverse changes in their financial condition and operations during such a period. While we believe that there are alternative suppliers available for these components, we believe that the procurement of these components from alternative suppliers could take a significant amount of time. In addition, these alternative components may not be functionally equivalent or may not be available on a timely basis or on similar terms. The inability to obtain sufficient key components as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on our business, financial condition and results of operations. While to date there has been suitable component capacity readily available at acceptable quality levels, in the future there may not be suppliers that can meet our future volume or quality requirements at a price that is favorable to us. Any financial, operational, production or quality assurance difficulties experienced by these suppliers that result in a reduction or interruption in supply to us could have a material adverse effect on our business, financial condition and results of operations.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals. As a result, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These regulations may require due diligence efforts by the Company each year with disclosure requirements due annually on May 31st. There are costs associated with complying with these disclosure requirements, including due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply because of such verification activities. Even though we are not aware of any conflict minerals in our products, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products in the future. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, we cannot be sure that we will be able to obtain necessary materials from such suppliers in sufficient quantities or at competitive prices. Also, we may face adverse effects to our reputation if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

As a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, those owning 15% or more of the voting rights of our common stock, from merging or combining with us for a practical period of time. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control of SeaChange could limit the opportunity of our stockholders to receive a premium for their shares of SeaChange common stock and could affect the price that some investors are willing to pay for our common stock.

Changes in financial accounting standards may cause adverse unexpected revenue fluctuations and affect our reported results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These principles are subject to interpretations by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. The adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

For example, the Financial Accounting Standards Board (“FASB”) has issued new accounting standards for revenue recognition and leasing and while we know they will have an impact, we are still evaluating the extent that these new accounting standards will have on our consolidated financial statements and related disclosures. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls. See Part II. Item 8, Note 2. “Summary of Significant Accounting Policies—Recent Accounting Pronouncements,” of this Form 10-K for additional information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Location	Principal Use	Square Feet
Owned Facilities
Acton, Massachusetts	Corporate Headquarters, Engineering, Customer Services, Sales and Marketing	123,384

Greenville, New Hampshire(1)	Vacant	28,411

Leased Facilities
Eindhoven, The Netherlands	Engineering, Sales and Customer Services	20,553
Milpitas, California	Engineering	20,155

Warsaw, Poland	Engineering and Customer Services	14,242

Manila, Philippines	Engineering and Customer Services	14,175

(1)	We are currently actively marketing this building to be sold. However, due to the location of the building and the market conditions in the area, we believe it will take longer than first expected. Therefore, until we find a buyer, we are exploring other possibilities of utilizing the building such as leasing. We had a lessee occupying a portion of the building prior to February 28, 2017, but this lessee has since moved out. The building is currently vacant.

In addition, we lease or sublease offices in Santa Monica and San Francisco, California, Ft. Washington, Pennsylvania, Ireland and Turkey. We believe that existing facilities are adequate to meet our foreseeable requirements.

In fiscal 2017, we incurred restructuring charges of $0.4 million to exit our facilities in California and Oregon as part of our cost savings actions related to the impairment of the Timeline Labs business and to the acquisition of DCC Labs. Currently, we are subleasing the facilities in Santa Monica and San Francisco, California until the end of their respective lease terms in fiscal 2019.

ITEM 3. LEGAL PROCEEDINGS

We enter agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time, we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is traded on NASDAQ under the symbol “SEAC”.

The following table sets forth the quarterly high and low closing sales prices per share reported on NASDAQ for our last two fiscal years ended January 31, 2017 and 2016:

	Fiscal Year 2017		Fiscal Year 2016
	High	Low	High	Low
Three Month Period Ended:
First Quarter	$6.25	$3.73	$8.35	$6.35
Second Quarter	3.77	3.19	7.86	6.71
Third Quarter	3.32	2.62	7.15	5.80
Fourth Quarter	2.80	2.30	7.04	5.96

On April 10, 2017, there were 120 holders of record.

We have never declared or paid any cash dividends on our common stock, since inception, and do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all our future earnings for use in operations and to finance the expansion of our business.

Issuer Purchases of Equity Securities

Stock Performance Graph

The following graph compares the change in the cumulative total stockholder return on SeaChange’s common stock during the period from the close of trading on January 31, 2012 through January 31, 2017, with the cumulative total return on the Center for Research in Securities Prices (“CRSP”) Index for NASDAQ (U.S. Companies) and a Standard Industrial Classification (“SIC”) Code Index based on SeaChange’s SIC Code. The comparison assumes $100 was invested on January 31, 2012 in SeaChange’s common stock at the $7.18 closing price on January 31, 2012 and in each of the foregoing indices and assumes reinvestment of dividends, if any.

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

Notes:

(1)	The lines represent monthly index levels derived from compounded daily returns that include all dividends.
(2)	If the monthly interval, based on the fiscal year end, is not a trading day, the preceding trading day is used.
(3)	The index level for all series was set to 100 on January 31, 2012.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

	For the Fiscal Years Ended January 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands, except per share data)
Product revenue	$18,205	$21,896	$31,507	$54,749	$64,274
Service revenue	65,590	85,096	83,928	91,570	92,914

Total revenues	83,795	106,992	115,435	146,319	157,188
Total operating costs and expenses	(137,941)	(155,191)	(141,888)	(147,948)	(162,534)
Other expenses, net	(1,972)	(523)	(2,161)	(224)	(86)
(Loss) gain on investment in affiliates	(500)	(31)	—	(363)	885

Loss from continuing operations before income taxes and equity income in earnings of affiliates	(56,618)	(48,753)	(28,614)	(2,216)	(4,547)
Income tax provision (benefit)	14,631	(1,029)	(1,106)	55	(1,555)
Equity income in earnings of affiliates, net of tax	—	27	19	44	193

Loss from continuing operations	(71,249)	(47,697)	(27,489)	(2,227)	(2,799)
Loss on sale of discontinued operations	—	—	—	—	(14,073)
Income (loss) from discontinued operations, net	—	—	5	(803)	(2,293)

Net loss	$(71,249)	$(47,697)	$(27,484)	$(3,030)	$(19,165)

Loss per share:
Basic	$(2.04)	$(1.42)	$(0.84)	$(0.09)	$(0.59)
Diluted	$(2.04)	$(1.42)	$(0.84)	$(0.09)	$(0.59)
Loss per share from continuing operations:
Basic	$(2.04)	$(1.42)	$(0.84)	$(0.07)	$(0.09)
Diluted	$(2.04)	$(1.42)	$(0.84)	$(0.07)	$(0.09)
Income (loss) per share from discontinued operations:
Basic	$—	$—	$0.00	$(0.02)	$(0.50)
Diluted	$—	$—	$0.00	$(0.02)	$(0.50)

CONSOLIDATED BALANCE SHEET DATA

	As of January 31,
	2017	2016	2015	2014	2013
	(Amounts in thousands)
Working capital	$41,942	$59,887	$101,014	$125,875	$116,922
Total assets	116,067	177,669	212,351	254,113	264,676
Deferred revenue	14,936	17,410	19,088	25,628	30,603
Long-term liabilities	19,108	3,699	6,266	6,670	7,815
Total liabilities	46,531	46,651	41,300	49,672	62,475
Total stockholders’ equity	69,536	131,018	171,051	204,441	202,201

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included in this Form 10-K. When reviewing the discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risk and uncertainties described under Item 1A., “Risk Factors,” of this Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the discussion of forward-looking statements under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995,” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements considering future developments. Unless otherwise specified, any reference to a “year” is to a fiscal year ended January 31st.

Business Overview

We are an industry leader in the delivery of multiscreen video, advertising and premium over-the-top (“OTT”) headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for cable television system operators, telecommunications companies, satellite operators and media companies. We currently operate under one reporting segment.

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

We continue to invest in our Rave premium OTT video platform (“Rave”) which is our cloud-based software-as-a-service (“SaaS”) offering that permits service providers and media companies to offer features and functions through a service hosted and managed by SeaChange, reducing cost and increasing speed and ease of use for end users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide OTT services, we can meet their growing needs and help them get to market faster, which will help them drive new revenue growth. Recognizing the importance of OTT, we have architected our cloud solutions and products to make integrating with existing networks simple and a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

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

We continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Changes to estimated times to complete long-term projects;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Timing of customer in selecting programs to launch our services to their end users;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	Budgetary approvals by our customers for capital purchases;

•	Uncertainty caused by potential consolidation in the industry; and

•	Changes in foreign exchange rates.

These, together with other factors, could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, changes in cost estimates on long-term contracts which could result in a loss provision, gross margin deterioration, slower adoption of new technologies, the transition to SaaS, and increased price competition.

On February 2, 2015, we acquired TLL, LLC (“Timeline Labs”), a California-based SaaS company. In January 2016, our Board of Directors authorized a restructuring plan, as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition, had exceeded their fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. In February 2016, we implemented cost-saving actions related to the restructuring plan resulting in charges of $0.7 million related to severance paid to former Timeline Labs employees and facility closings. See Part II. Item 8, Note 4, “Acquisitions and Loss on Impairment of TLL, LLC,” to this Form 10-K for more information.

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. DCC Labs is a developer of set-top and multiscreen device software. Under the purchase agreement, $0.5 million in cash and all the stock was initially held in escrow as security for the indemnification obligations of the sellers to SeaChange. The stock consideration was determined by dividing the total value of $2.6 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing.

The acquisition of DCC Labs enables us to optimize the operations of our In-Home business, which develops home video gateway software including SeaChange’s Nucleus and NitroX products. In addition, the acquisition brings market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community, and an HTML5 framework for building additional user experience client applications across a variety of CPE devices, including Android TV STBs, tablets, mobile and compute devices.

In conjunction with the DCC Labs acquisition, SeaChange commenced a workforce reduction within its In-Home engineering and services organization, which allowed us to achieve approximately $8 million in annualized cost savings. This reduction in workforce resulted in aggregate charges of $1.9 million in severance and other restructuring costs during fiscal 2017.

In addition to the reduction in workforce due to the acquisition of DCC Labs, we implemented additional company-wide cost savings during the second half of fiscal 2017, which includes a worldwide reduction in workforce, to help improve operations and optimize our cost structure with the goal of assisting in restoring SeaChange to profitability and positive cash flow. During fiscal 2017, we recognized $3.1 million of restructuring costs related to these cost-saving initiatives.

We recorded an income tax provision of $14.6 million in fiscal 2017, primarily relating to deferred income tax expense of $14.7 million related to the undistributed foreign earnings of certain of our foreign subsidiaries. Prior to the end of the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested and, accordingly were not subject to U.S. income taxes. In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016, and recorded a deferred tax liability of $14.7 million related to the foreign income on the $58.6 million of undistributed earnings. There is no certainty as to the timing of when such foreign earnings will be distributed via dividend to the United States in whole or in part. In addition, when the foreign earnings are distributed to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

Leadership Changes

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

Effective January 31, 2017, Jonathan Rider, who previously served as our Chief Information Officer, was appointed Chief Operating Officer of SeaChange.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The components of our total revenues are described in the following table:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Products	$18,205	$21,896	$31,507	$(3,691)	(16.9%)	$(9,611)	(30.5%)
Services	65,590	85,096	83,928	(19,506)	(22.9%)	1,168	1.4%

Total revenues	83,795	106,992	115,435	(23,197)	(21.7%)	(8,443)	(7.3%)

Cost of product revenues	6,779	6,752	9,915	27	0.4%	(3,163)	(31.9%)
Cost of service revenues	38,954	44,239	48,413	(5,285)	(11.9%)	(4,174)	(8.6%)
Provision for loss contract	(4,118)	9,162	—	(13,280)	100.0%	9,162	N/A

Total cost of revenues	41,615	60,153	58,328	(18,538)	(30.8%)	1,825	3.1%

Gross profit	$42,180	$46,839	$57,107	$(4,659)	(9.9%)	$(10,268)	(18.0%)

Gross product profit margin	62.8%	69.2%	68.5%		(6.4%)		0.7%
Gross service profit margin	46.9%	37.2%	42.3%		9.7%		5.7%
Gross profit margin	50.3%	43.8%	49.5%		6.5%		(5.7%)

Fiscal 2017 As Compared to Fiscal 2016

Product Revenue. The decrease in product revenue for fiscal 2017 of $3.7 million, as compared to fiscal 2016, was primarily due to a $6.3 million decrease in hardware and advertising revenue offset by a $2.6 million increase in our video platform, user experience and third-party product revenues.

Service Revenue. Service revenue decreased $19.5 million in fiscal 2017, as compared to fiscal 2016. The decline was primarily due to less revenue recognized for professional services provided on our video platform during the period. Additionally, there was a decrease in maintenance and support revenue provided on post-warranty contracts.

In fiscal 2017, one customer accounted for more than 10% of our total revenue. Two customers accounted for more than 10% of our total revenue in fiscal 2016. See Part II. Item 8, Note 11, “Segment Information, Significant Customers and Geographic Information,” to this Form 10-K for more information.

International sales accounted for 64% and 56% of total revenues in fiscal 2017 and fiscal 2016, respectively. The increase in the international sales as a percentage of total revenue for fiscal 2017, as compared to the same prior period is primarily due to the decrease in domestic revenue at a higher rate than the decrease in international revenue.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin increased seven percentage points in fiscal 2017, as compared to fiscal 2016. However, excluding the provision for loss contract recorded in the third quarter of fiscal 2016 and adjusted in the fourth quarter of fiscal 2017, our gross profit margin decreased seven percentage points for fiscal 2017, as compared to last fiscal year. Product gross margin decreased six percentage points for fiscal 2017, as compared to fiscal 2016 due to lower software and license revenue. Service profit margins increased 10 percentage points in fiscal 2017, as compared to fiscal 2016. However, excluding the provision for loss contract, service profit margin decreased seven percentage points for fiscal 2017, as compared to fiscal 2016. This is due to the lower service revenue to absorb our fixed costs of the professional services organization.

Provision for loss contract

Contract accounting requires judgment relative to assessing risks, estimating the revenue and costs and making assumptions for the length of time to complete the contract. Since the financial reporting of these contracts depends on estimates, which are assessed continually during the term of the contract, recognized revenues and costs are subject to revisions as the contract progresses towards completion. Any changes to these assumptions and estimates could result in gains or losses in the future. During fiscal 2016, delays of customer acceptance relating to fixed-price customer contracts on a multi-year arrangement that included multiple vendors occurred. As a result, we recorded an €8.3 million (approximately $9.2 million at October 31, 2015) provision for loss contract in our consolidated statements of operations and comprehensive loss. We agreed with the customer on the replacement of certain third-party vendors and a change in the timeline of this project, which was estimated to be completed in June 2017. As the system integrator on the project, we are subject to any costs overruns or increases with these vendors resulting in delays of acceptance by our customer. Any further delays of acceptance by the customer will result in incremental expenditures and increase the loss.

As of October 31, 2016, we had incurred net costs of €5.2 million (approximately $5.7 million) relating to this fixed-price customer contract. Since we established the accrued provision for loss contract on our consolidated balance sheets in the third quarter of fiscal 2016, the balance in the accrual was €3.1 million (approximately $3.5 million) as of October 31, 2016. Subsequently, during the fourth quarter of fiscal 2017, due to the execution of an amendment to the Master License and Services Agreement with this fixed-price customer, there were changes in scope of the project which, among other things, eliminated the second phase of this project. Costs and revenues related to the second phase had been considered in the total project costs and total project revenues of the original provision for loss contract. The elimination of the second phase resulted in a net reduction of the accrued provision for loss contract of €1.3 million (approximately $1.4 million as of January 31, 2017). Despite the elimination of the second phase from this project with the fixed-price customer, we are actively negotiating additional contracts to deliver enhanced capabilities for its end-to-end video delivery solution in the future. Other changes in the scope of the project in the fourth quarter of fiscal 2017 helped define the remaining costs to complete this project and resulted in an additional net reduction of the accrued provision for loss contract of €2.6 million (approximately $2.7 million as of January 31, 2017). These scope changes were primarily a result of work being moved to DCC Labs, which we acquired in May 2016. Total adjustments to the accrued provision for loss contract were €3.9 million (approximately $4.1 million as of January 31, 2017) which we recorded as a reduction to the provision for loss contract in our consolidated statements of operations and comprehensive loss in the fourth quarter of fiscal 2017.

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

Gross Profit and Margin. Our gross profit margin increased approximately three percentage points for fiscal 2016, as compared to fiscal 2015, excluding the provision for loss contract recorded in fiscal 2016. This increase in gross profit margin was primarily due to a six-percentage point increase in gross service profit margin relating to our ability to recognize higher gateway service revenues compared to fiscal 2015, excluding the provision for loss contract. Including the provision for loss contract, service margins decreased six percentage points. Gross product profit margin remained relatively flat year over year.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$30,093	$33,696	$42,169	$(3,603)	(10.7%)	$(8,473)	(20.1%)
% of total revenue	35.9%	31.5%	36.5%

Fiscal 2017 As Compared to Fiscal 2016. Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. Research and development costs decreased $3.6 million in fiscal 2017 as compared to fiscal 2016, primarily due to lower labor costs associated with the decreased headcount from the Timeline Labs restructuring in February 2016, to the restructuring of the research and development group after our acquisition of DCC Labs in May 2016 and to cost-savings efforts implemented in the second half of fiscal 2017. These restructuring efforts would have resulted in a larger decrease in our research and development costs period over period than would have been achieved if we did not capitalize $3.0 million of costs related to the development of our internal-use software in fiscal 2016. This software was placed in service at the beginning of fiscal 2017 and no further costs were capitalized.

Fiscal 2016 As Compared to Fiscal 2015. Research and development costs decreased $8.5 million in fiscal 2016 as compared to fiscal 2015, primarily due to lower employee-related costs resulting from the reduction of workforce in January 2015, and a decrease in the use of contract labor, partially offset by the inclusion of costs associated with Timeline Labs, which was acquired in February 2015.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$14,033	$15,197	$13,920	$(1,164)	(7.7%)	$1,277	9.2%
% of total revenue	16.7%	14.2%	12.1%

Fiscal 2017 As Compared to Fiscal 2016. Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $1.2 million in fiscal 2017 primarily due to lower employee-related costs. These lower costs were a result of the cost-savings initiative implemented during the second half of fiscal 2017. The restructuring resulted in the termination of eight sales and marketing employees, including two senior vice presidents. In addition, commission expense was lower in fiscal 2017, as compared to fiscal 2016, due to lower revenues. Partially offsetting the decrease during the period is an increase in marketing payroll costs resulting from the addition of DCC Labs in May 2016 and to the hiring of a new senior vice president of marketing in February 2016.

Fiscal 2016 As Compared to Fiscal 2015. Selling and marketing expenses increased $1.3 million, or 9%, in fiscal 2016 when compared to fiscal 2015 as we began incurring selling and marketing expenses from our Timeline Labs acquisition in February 2015, offset by lower commissions resulting from a decline in revenues.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$16,173	$15,470	$16,014	$703	4.5%	$(544)	(3.4%)
% of total revenue	19.3%	14.5%	13.9%

Fiscal 2017 As Compared to Fiscal 2016. General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased $0.7 million in fiscal 2017 as compared to fiscal 2016. The change does not reflect the full benefit that we anticipate to realize from our restructuring efforts because we had an increase in professional fees in fiscal 2017, including audit, tax and legal fees and an increase in bad debt expense.

Fiscal 2016 As Compared to Fiscal 2015. General and administrative expenses decreased $0.5 million, or 3%, in fiscal 2016, as compared to fiscal 2015, primarily due to a decrease in employee costs from a lower headcount year over year.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$3,302	$4,780	$5,154	$(1,478)	(30.9%)	$(374)	(7.3%)
% of total revenue	3.9%	4.5%	4.5%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization expense on certain intangible assets is based on the future economic value of the related intangible assets which is generally higher in the earlier years of the assets’ lives. The decrease in amortization expense in fiscal 2017, as compared to fiscal 2016, is primarily due to the impairment of intangible assets related to our acquisition of Timeline Labs recorded in fiscal 2016 as well as fully amortized intangible assets from prior acquisitions. The decreases were partially offset by the addition of amortization of intangible assets related to our acquisition of DCC Labs in May 2016.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expenses	$2,621	$3,552	$3,220	$(931)	(26.2%)	$332	10.3%
% of total revenue	3.1%	3.3%	2.8%

Fiscal 2017 As Compared to Fiscal 2016. Stock-based compensation expense is related to the issuance of stock awards to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $0.9 million in fiscal 2017, as compared to fiscal 2016 primarily due to modifications of certain stock awards for terminated employees, as well as a decrease in stock compensation recorded on non-performance-based equity after the departure of our former CEO in the first quarter of fiscal 2017. Also, because of the departure of our former CEO, we reversed $0.8 million of previously recognized stock-based compensation expense on his market-based stock options. Finally, certain employees elected a discounted cash payment in lieu of restricted stock units for their fiscal 2016 incentive compensation, resulting in a $0.4 million decrease in stock-based compensation expense in fiscal 2017. Partially offsetting these decreases is an increase in stock options granted during fiscal 2017 and expense recognized on performance stock units which were granted at the end of fiscal 2016.

Fiscal 2016 As Compared to Fiscal 2015. Stock-based compensation expense increased $0.3 million during fiscal 2016 as compared to fiscal 2015 due to stock compensation expense recorded on market-based stock options

Professional Fees—Other

The following table provides information regarding the change in professional fees expenses associated with acquisitions, divestitures, litigation and strategic alternatives during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Professional fees—other	$347	$637	$671	$(290)	(45.5%)	$(34)	(5.1%)
% of total revenue	0.4%	0.6%	0.6%

Professional fees in fiscal 2017 decreased $0.3 million, as compared to fiscal 2016 due to costs related to strategic alternatives incurred in fiscal 2016 partially offset by costs in fiscal 2017 for the acquisition of DCC Labs. Professional fees in fiscal 2016 remained relatively flat when compared to fiscal 2015.

Severance and Other Restructuring Expenses

The following table provides information regarding the change in severance and other restructuring expenses during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring expenses	$7,151	$1,061	$3,623	$6,090	>100%	$(2,562)	(70.7%)
% of total revenue	8.5%	1.0%	3.1%

Fiscal 2017 As Compared to Fiscal 2016. Severance and other restructuring costs increased $6.1 million in fiscal 2017, as compared to fiscal 2016 due to cost savings initiatives implemented during the second half of fiscal 2017, which resulted in charges of $3.1 million. We expect to be completed with these cost savings initiatives during the first half of fiscal 2018. Restructuring charges related to our Timeline Labs operation and DCC Labs acquisition resulted in charges totaling $2.6 million recorded during fiscal 2017. In addition, severance charges of $1.5 million not related to a restructuring plan included $1.0 million of severance to our former CEO and $0.2 million of severance to our former CFO along with severance paid to 13 other former employees. Severance and other restructuring costs in fiscal 2016 included severance for a former General Manager of our EMEA operations and 17 other former employees.

Fiscal 2016 As Compared to Fiscal 2015. Severance and other restructuring costs decreased $2.6 million in fiscal 2016, as compared to fiscal 2015, primarily due costs related to the reduction in force incurred in January of fiscal 2015.

Earn-outs and Change in Fair Value of Earn-outs

The following table provides information regarding the change in earn-outs and change in fair value of earn-outs during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Earn-outs and change in fair value of earn-outs	$249	$—	$—	$249	N/A	$—	N/A
% of total revenue	0.3%	0.0%	0.0%

The $0.2 million in earn-outs costs for fiscal 2017 is due to a charge recorded that represents the fair value (at the issuance date) of additional shares issued to the former holders of Timeline Labs pursuant to the terms of the Timeline Labs purchase agreement based on our stock price at the time of deferred stock consideration issuances.

Loss on Impairment of Long-lived Assets

The following table provides information regarding the change in loss on impairment of long-lived assets during the periods presented:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Loss on impairment of long-lived assets	$23,772	$21,464	$—	$2,308	10.8%	$21,464	N/A
% of total revenue	28.4%	20.1%	0.0%

In fiscal 2017, we recorded a loss on impairment of long-lived assets of $23.8 million which included a charge related to the impairment of our goodwill resulting from our annual goodwill impairment test which concluded in the fourth quarter of fiscal 2017. We finalized “Step 1” of this impairment test in the third quarter and determined that the fair value of our reporting unit was less than its carrying value and needed to perform “Step 2” which we performed in the fourth quarter of fiscal 2017. We compared the implied fair value of our goodwill to its carrying value as required by “Step 2” and determined that the implied fair value of our goodwill was less than its carrying value and that it was not recoverable, resulting in an impairment charge of $23.5 million being recorded in our consolidated statements of operations and comprehensive loss in January 2017. In addition, we recorded an impairment charge on our Greenville, New Hampshire building in the fourth quarter of fiscal 2017 to write off its remaining book value. We have been actively trying to sell this building since fiscal 2012, writing down its carrying value several times. However, due to the location of the property and the overall market conditions in the area, we have not been able to find a buyer. Therefore, we recorded a $0.3 million impairment charge in our consolidated statements of operations and comprehensive loss in January 2017 to write down the carrying value to zero.

In January 2016, our Board of Directors authorized a restructuring plan, as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter into the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded the fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ending January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and recorded the reversal of the liability of $0.4 million to loss on impairment of TLL, LLC net assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. In February 2016, we implemented cost-saving actions related to the restructuring plan. See Part II. Item 8, Note 4, “Acquisitions and Loss on Impairment of TLL, LLC,” to this Form 10-K for more information.

Other Expenses, Net

The table below provides detail regarding our other expenses, net:

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Interest income, net	$129	$165	$211	$(36)	(21.8%)	$(46)	(21.8%)
Foreign exchange loss	(2,093)	(723)	(2,348)	(1,370)	>100%	1,625	(69.2%)
Miscellaneous (expense) income	(508)	4	(24)	(512)	>(100%)	28	>(100%)

	$(2,472)	$(554)	$(2,161)	$(1,918)		$1,607

Foreign exchange loss

We established an intercompany loan between our U.S. and Netherlands entities in fiscal 2010, which was settled in the fourth quarter of fiscal 2017. The loan was established in Euros, our Netherland subsidiary’s functional currency, and therefore generated a realized foreign exchange loss of $1.8 million upon settlement of the loan. This realized foreign exchange loss was recorded in other expenses, net in January 2017. This increase was partially offset by a decrease in foreign exchange loss in fiscal 2017, as compared to fiscal 2016, due to the strengthening of the U.S. dollar compared to other foreign currencies, primarily the Euro, during the period.

Miscellaneous (expense) income

We recorded an impairment charge of $0.5 million to write down a cost-method investment in January 2017 since we determined that the fair value of the investment was less than its carrying value and that the carrying value was not expected to be recoverable within a reasonable period.

Income Tax Provision (Benefit)

	For the Fiscal Years Ended January 31,			FY17 vs. FY16		FY16 vs. FY15
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision (benefit)	$14,631	$(1,029)	$(1,106)	$15,660	>(100%)	$77	(7.0%)
% of total revenue	17.4%	(1.0%)	(1.0%)

Fiscal 2017 As Compared to Fiscal 2016

We recorded an income tax provision of $14.6 million in fiscal 2017 which was due to deferred income tax expense of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries.

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to Accounting Standard Codification Topic No. 740-30, “Income Taxes—Other Considerations or Special Areas,” undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. Prior to the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested.

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

There is no certainty as to the timing of when such foreign earnings will be distributed to the United States in whole or in part. Further, when the foreign earnings are distributed via dividend to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

We have not provided for U.S. federal or foreign income taxes on $6.0 million of our non-U.S. subsidiaries’ undistributed earnings as of January 31, 2017. The $6.0 million of undistributed foreign earnings have been reinvested in our foreign operations, as we have determined that these earnings are necessary to support our planned ongoing investments in our foreign operations, and as a result, these earnings remain indefinitely reinvested in those operations. In making this decision, we considered cash needs for investing in our existing businesses, potential acquisitions and capital transactions.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of January 31, 2017, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on substantially all of its deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013, however, the taxing authorities can still review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers. During fiscal 2017, we closed an audit with the Dutch tax authorities for fiscal years 2010 through 2015.

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

Our effective tax rate in fiscal 2017 and in future periods may fluctuate on a quarterly basis because of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013, however, the taxing authorities can still review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

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

Non-GAAP Measures

We define non-GAAP (loss) income from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, provision for loss contract, earn-outs and change in fair value of earn-outs, professional fees—other, loss on impairment of long-lived assets, severance and other restructuring costs. We discuss non-GAAP (loss) income from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating (loss) income from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP (loss) income from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that non-GAAP (loss) income from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that these non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP (loss) income from operations is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. These non-GAAP financial measures may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses like the financial adjustments described above in arriving at non-GAAP (loss) income from operations and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP loss from operations for fiscal 2017, 2016 and 2015 (amounts in thousands, except per share and percentage data):

	For the Fiscal Year Ended January 31, 2017			For the Fiscal Year Ended January 31, 2016			For the Fiscal Year Ended January 31, 2015
	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP	GAAP As Reported	Adjustments	Non-GAAP
Revenues:
Products	$18,205	$—	$18,205	$21,896	$—	$21,896	$31,507	$—	$31,507
Services	65,590	—	65,590	85,096	—	85,096	83,928	—	83,928

Total revenues	83,795	—	83,795	106,992	—	106,992	115,435	—	115,435

Cost of revenues:
Products	6,453	—	6,453	6,013	—	6,013	8,845	—	8,845
Services	37,865	—	37,865	44,159	—	44,159	48,272	—	48,272
Provision for loss contract	(4,118)	4,118	—	9,162	(9,162)	—	—	—	—
Amortization of intangible assets	1,283	(1,283)	—	739	(739)	—	1,070	(1,070)	—
Stock-based compensation	132	(132)	—	80	(80)	—	141	(141)	—

Total cost of revenues	41,615	2,703	44,318	60,153	(9,981)	50,172	58,328	(1,211)	57,117

Gross profit	42,180	(2,703)	39,477	46,839	9,981	56,820	57,107	1,211	58,318

Gross profit percentage	50.3%	(3.2%)	47.1%	43.8%	9.3%	53.1%	49.5%	1.0%	50.5%
Operating expenses:
Research and development	30,093	—	30,093	33,696	—	33,696	42,169	—	42,169
Selling and marketing	14,033	—	14,033	15,197	—	15,197	13,920	—	13,920
General and administrative	16,173	—	16,173	15,470	—	15,470	16,014	—	16,014
Amortization of intangible assets	2,019	(2,019)	—	4,041	(4,041)	—	4,084	(4,084)	—
Stock-based compensation expense	2,489	(2,489)	—	3,472	(3,472)	—	3,079	(3,079)	—
Earn-outs and change in fair value of earn-outs	249	(249)	—	—	—	—	—	—	—
Professional fees—other	347	(347)	—	637	(637)	—	671	(671)	—
Severance and other restructuring costs	7,151	(7,151)	—	1,061	(1,061)	—	3,623	(3,623)	—
Loss on impairment of long-lived assets	23,772	(23,772)	—	21,464	(21,464)	—	—	—	—

Total operating expenses	96,326	(36,027)	60,299	95,038	(30,675)	64,363	83,560	(11,457)	72,103

(Loss) income from operations	$(54,146)	$33,324	$(20,822)	$(48,199)	$40,656	$(7,543)	$(26,453)	$12,668	$(13,785)

(Loss) income from operations percentage	(64.6%)	39.8%	(24.8%)	(45.0%)	38.0%	(7.0%)	(22.9%)	11.0%	(11.9%)
Weighted average common shares outstanding:
Basic	34,970	34,970	34,970	33,506	33,506	33,506	32,772	32,772	32,772

Diluted	34,970	35,057	34,970	33,506	33,663	33,506	32,772	33,004	32,772

Non-GAAP operating (loss) income per share:
Basic	$(1.55)	$0.95	$(0.60)	$(1.44)	$1.21	$(0.23)	$(0.81)	$0.39	$(0.42)

Diluted	$(1.55)	$0.95	$(0.60)	$(1.44)	$1.21	$(0.23)	$(0.81)	$0.39	$(0.42)

The changes in the table above during fiscal 2017, compared to fiscal 2016 and during fiscal 2016 compared to fiscal 2015, were a result of the factors described in connection with revenues and operating expenses under

Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Results of Operations,” of this Form 10-K.

In managing and reviewing our business performance, we exclude several items required by U.S. GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures to assist the investment community to see SeaChange through the “eyes of management,” and therefore enhance the understanding of our operating performance. Non-GAAP financial measures should be viewed in addition to, not as an alternative to, our reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures reflect adjustments based on the following items:

Provision for Loss Contract. We entered a fixed-price customer contract on a multi-year arrangement, which included multiple vendors. As the system integrator on the project, we are subject to any cost overruns or increases with these vendors resulting in delays of acceptance by our customer. Delays of customer acceptance on this project result in incremental expenditures and require us to recognize a loss on this project in the period the determination is made. As a result, we recorded an estimated charge of $9.2 million in fiscal 2016. Subsequently, because of changes in the scope of the project and negotiations with the fixed-price customer, we recorded an adjustment to reduce this provision in fiscal 2017 by $4.1 million. We believe that the exclusion of this expense allows a comparison of operating results that would otherwise impair comparability between periods.

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

Professional Fees—Other. We have excluded the effect of legal and other professional costs associated with our acquisitions, divestitures, litigation and strategic alternatives because the amounts are significant non-recurring expenses.

Severance and Other Restructuring. We incur charges due to the restructuring of our business, including severance charges and facility reductions resulting from our restructuring and streamlining efforts and any changes due to revised estimates, which we generally would not have otherwise incurred in the periods presented as part of our continuing operations.

Loss on Impairment of Long-lived Assets. In fiscal 2017, we incurred a loss on impairment of long-lived assets related to the results of our goodwill impairment testing and the write down of the fair value of our Greenville, New Hampshire facility. We incurred impairment charges in fiscal 2016 relating to our February 2015 acquisition of Timeline Labs, based on our decision to undertake a restructuring. These charges are considered non-recurring.

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Fiscal Years Ended January 31,			FY17 vs FY16 $ Change	FY16 vs FY15 $ Change
	2017	2016	2015
	(Amounts in thousands)
Total cash used in operating activities	$(28,521)	$(18,663)	$(13,339)	$(9,858)	$(5,324)
Total cash used in investing activities	(3,899)	(13,128)	(8,156)	9,229	(4,972)
Total cash provided by (used in) financing activities	60	193	(5,504)	(133)	5,697
Effect of exchange rate changes on cash	1,929	312	1,284	1,617	(972)

Net decrease in cash	$(30,431)	$(31,286)	$(25,715)	$855	$(5,571)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash and marketable securities decreased from $71.1 million at January 31, 2016 to $38.7 million at January 31, 2017.

We had a letter agreement with JP Morgan Chase Bank, N.A. (“JP Morgan”) for a demand discretionary line of credit and a Demand Promissory Note in the aggregate amount of $20.0 million, which expired on August 31, 2016 with no outstanding balance. This line of credit and Demand Promissory Note was not renewed.

We believe that existing funds and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next twelve months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on favorable terms.

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

Operating Activities

Below are key line items affecting cash from operating activities:

	For the Fiscal Years Ended January 31,			FY17 vs FY16 $ Change	FY16 vs FY15 $ Change
	2017	2016	2015
	(Amounts in thousands)
Net loss from continuing operations	$(71,249)	$(47,697)	$(27,489)	$(23,552)	$(20,208)
Adjustments to reconcile net loss to cash used in by operating activities	44,924	41,550	12,197	3,374	29,353

Net loss including adjustments	(26,325)	(6,147)	(15,292)	(20,178)	9,145
Decrease (increase) in accounts receivable and unbilled receivables	4,736	(6,080)	1,574	10,816	(7,654)
Decrease (increase) in prepaid expenses and other current assets	1,378	(1,097)	1,570	2,475	(2,667)
(Decrease) increase in accounts payable	(1,674)	874	(1,619)	(2,548)	2,493
(Decrease) increase in accrued expenses	(5,055)	(2,713)	1,650	(2,342)	(4,363)
Decrease in deferred revenues	(2,417)	(1,431)	(5,699)	(986)	4,268
All other—net	(836)	(2,069)	4,472	2,905	(6,541)

Net cash used in operating activities from continuing operations	(28,521)	(18,663)	(13,344)	(9,858)	(5,319)
Net cash provided by operating activities from discontinued operations	—	—	5	—	(5)

Net cash used in operating activities	$(28,521)	$(18,663)	$(13,339)	$(9,858)	$(5,324)

For fiscal 2017, we used net cash in operating activities of $28.5 million. This cash used in operating activities was primarily the result of our net loss including adjustments of $26.3 million offset by changes in working capital, which include a decrease in receivables of $4.7 million due to the timing of customer payments, offset by a decrease in accrued expenses of $5.1 million related to the payment of severance and bonuses, a $2.4 million decrease in deferred revenue and a $1.7 million decrease in accounts payable due to the timing of payments to vendors.

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

Investing Activities

Cash flows from investing activities are as follows:

	For the Fiscal Years Ended January 31,			FY17 vs FY16 $ Change	FY16 vs FY15 $ Change
	2017	2016	2015
	(Amounts in thousands)
Purchases of property and equipment	$(683)	$(1,397)	$(1,873)	$714	$476
Investment in capitalized software	—	(2,440)	—	2,440	(2,440)
Purchases of marketable securities	(2,008)	(9,033)	(9,193)	7,025	160
Proceeds from sale and maturity of marketable securities	4,005	11,043	7,181	(7,038)	3,862
Proceeds from (purchase of) cost method investments, net	—	464	(2,000)	(464)	2,464
Cash paid for acquisition of business, net of cash acquired	(5,243)	(11,686)	—	6,443	(11,686)
Advance for TLL, LLC acquisition	—	—	(2,500)	—	2,500
Other investing activities	30	(79)	229	109	(308)

Net cash used in investing activities	$(3,899)	$(13,128)	$(8,156)	$9,229	$(4,972)

In fiscal 2017, we used $3.9 million in cash related to investing activities. Specifically, we used cash of $5.2 million for the acquisition of DCC Labs and $0.7 million for the purchase of capital assets offset by $2.0 million of proceeds from the net sale of marketable securities.

In fiscal 2016, we used cash of $13.1 million related to investing activities primarily due to the use of $11.7 million for the acquisition of Timeline Labs, the purchase of capital assets of $1.4 million and the capitalization of costs related to our internal-use software of $2.4 million, offset by $2.0 million cash provided by the proceeds from the sale of marketable securities, net of purchases.

Financing Activities

Cash flows from financing activities are as follows:

	For the Fiscal Years Ended January 31,			FY17 vs FY16 $ Change	FY16 vs FY15 $ Change
	2017	2016	2015
	(Amounts in thousands)
Proceeds from issuance of common stock relating to stock option exercises	$60	$193	$—	$(133)	$193
Repurchases of our common stock	—	—	(5,504)	—	5,504

Net cash provided by (used in) financing activities	$60	$193	$(5,504)	$(133)	$5,697

For fiscal 2017, cash provided by financing activities is from proceeds received from the issuance of common stock for the exercise of employee stock options.

For fiscal 2016, we received cash of $0.2 million from the issuance of common stock for the exercise of employee stock options. We used $5.5 million in cash from our financing activities in fiscal 2015 for the purchase of stock under a stock repurchase plan during the fiscal year.

Effect of exchange rate changes increased cash and cash equivalents by $1.9 million for fiscal 2017, primarily due to a realized loss resulting from the settlement of an intercompany loan between two of our subsidiaries in January 2017 and the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

Contractual Obligations

The following table reflects our current and contingent contractual obligations to make potential future payments as of January 31, 2017:

	Total	Less than one year	One to three years	Three to five years	Over five years
	(Amounts in thousands)
Purchase obligations(1)	$3,275	$3,275	$—	$—	$—
Non-cancelable lease obligations(2)	5,988	1,826	2,838	1,324	—

Total	$9,263	$5,101	$2,838	$1,324	$—

(1)	Represents obligations under agreements with non-cancelable terms to purchase goods or services. The agreements are enforceable and legally binding, and specify terms, including quantities to be purchased and the timing of the purchase.
(2)	Represents the minimum lease cash payments for operating lease obligations. Excludes aggregate related sublease rental receipts of $0.4 million on operating lease obligations.

We have excluded from the table above uncertain tax liabilities as defined by authoritative guidance due to the uncertainty of the amount and period of payment. As of January 31, 2017, we have gross unrecognized tax benefits of $5.1 million.

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

Principles of Consolidation

We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany accounts are eliminated in consolidation. We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies to determine whether the guidelines regarding the consolidation of variable interest entities (“VIEs”) should be applied in the financial statements. Consolidation guidelines address consolidation by business enterprises of variable interest entities that possess certain characteristics. A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is required to consolidate the financial position and results of the VIE. We have concluded that we are not the primary beneficiary for any VIEs as of January 31, 2017.

Our investments in affiliates include investments accounted for under the cost method of accounting as the investments represent less than a 20% ownership interest of the common shares of the affiliate.

We periodically review indicators of the fair value of our investments in affiliates to assess whether available facts or circumstances, both internally and externally, may suggest an other-than-temporary decline in the value of the investment. The carrying value of an investment in an affiliate accounted for under the cost methed of accounting may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, its current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary.

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

Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements is recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. The percentage of completion method requires that adjustments or re-evaluations to estimated project revenues and costs be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available after the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the SEC. If the final estimated profit to complete a long-term contract indicates a loss, a provision is recorded immediately for the total loss anticipated. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

Contract accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions including, in the case of our professional services contracts, the total amount of labor required to complete a project and the complexity of the development and other technical work to be completed. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions must be made regarding the length of time to complete the contract because costs also include estimated third-party vendor and contract labor costs. Penalties related to performance on contracts are considered in estimating sales and profit, and are recorded when there is sufficient information for us to assess anticipated performance. Third-party vendors’ assertions are also assessed and considered in estimating costs and margin.

Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is like that for other tangible products and Accounting Standard Update No. (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” amended ASC 605 and is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics.

Under the software revenue recognition rules, the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time necessary to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple-element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement except for maintenance and technical support.

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

For our cloud and managed service revenues, we generate revenue from two sources: (1) subscription and support services; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing our cloud-based software platform and support fees. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based software platform at any time. Professional services and other revenue include fees from implementation and customization to support customer requirements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For the most part, subscription and support agreements are entered into for 12 to 36 months. Generally, most of the professional services components of the arrangements with customers are performed within a year of entering a contract with the customer.

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

Inventories and Reserves

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Inventories consist primarily of components and subassemblies and finished products held for sale. All our hardware components are purchased from outside vendors. The value of inventories is reviewed quarterly to determine that the carrying value is stated at the lower of cost or net realizable value. We record charges to reduce inventory to its net realizable value when impairment is identified through the quarterly review process. The obsolescence evaluation is based upon assumptions and estimates about future demand and possible alternative uses and involves significant judgments.

Accounting for Business Combinations

We apply the acquisition method of accounting for business combinations, including our acquisitions of Timeline Labs on February 2, 2015 and DCC Labs on May 5, 2016. Under this method of accounting, we are required to record the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Determining these fair values and completing the purchase price allocation process requires management to make significant estimates and assumptions, especially at acquisition date with respect to intangible assets, estimated contingent consideration payments and pre-acquisition contingencies. Any excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Although we believe the assumptions and estimates we have made have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired company and are inherently uncertain. Examples of critical estimates in accounting for acquisitions include but are not limited to:

•	the estimated fair value of acquisition-related contingent consideration, which is calculated using a probability-weighted discounted cash flow model based upon the forecasted achievement of post-acquisition bookings targets;

•	the future expected cash flows from product sales, support agreements, consulting contracts, other customer contracts and acquired developed technologies and patents; and

•	the relevant discount rates.

Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Additionally, any change in the fair value of the acquisition-related contingent consideration once determined, including changes from events after the acquisition date, such as changes in our estimate of the bookings that are expected to be achieved, will be recognized in earnings in the period of the estimated fair value change. A change in fair value of the acquisition-related contingent consideration could have a material effect on the consolidated statements of operations and comprehensive loss and statement of financial position in the period of the change in estimate.

Acquired Intangible Assets and Goodwill

Acquired Intangible Assets

We use significant judgment in determining the fair value of acquired intangible assets, whether the assets are amortizable or non-amortizable and the period and method by which the intangible asset will be amortized. Intangible assets include customer contracts, completed technology, non-compete agreements, trademarks, backlogs and patents. We engage third-party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. Acquired intangible assets, other than goodwill, are amortized on a straight-line basis over their estimated useful lives during the period the economic benefits of the intangible asset are consumed or otherwise used up. We review definite-lived intangible assets for impairment when indication of a potential impairment exists. As of January 31, 2016, we impaired $5.2 million of intangible assets relating to our February 2015 acquisition of Timeline Labs as the result of our decision to enter a restructuring plan relating to the Timeline Labs operations that included the winding down of the operations.

Goodwill

In connection with acquisitions of businesses, we recognize the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired as goodwill. Goodwill is not amortized, but is evaluated for impairment at least annually, in our third quarter beginning August 1st, or more frequently if indicators are present or changes in circumstances suggest that an impairment exists. The process of evaluating goodwill for impairment requires several judgments and assumptions to be made to determine the fair value, including the method used to determine fair value, discount rates, expected levels of cash flows, revenues and earnings, and the selection of comparable companies used to develop market-based assumptions. We may employ the three generally accepted approaches for valuing businesses: the market approach, the income approach, and the asset-based (cost) approach to arrive at the fair value. The choice of which approach and methods to use in a situation depends on the facts and circumstances.

In evaluating goodwill for impairment, we chose to use the market approach and the income approach to determine the fair value. The market approach provides value indications through a comparison with guideline public companies or guideline transactions. The valuation multiple is an expression of what investors believe to be a reasonable valuation relative to a measure of financial information such as revenues, earnings or cash flows. The income approach provides value indications through an analysis of its projected earnings, discounted to present value. We employed a weighted-average cost of capital rate based on the risk-free interest rate and other factors such as equity risk premiums and the ratio of total debt to equity capital. In performing the annual impairment test, we took steps to ensure appropriate and reasonable cash flow projections and assumptions were used.

Our projections for the next five years included increased operating expenses in line with the expected revenue growth based on current market and economic conditions and our historical knowledge. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expenses through the end of fiscal 2017. We estimated the operating expenses based on a rate consistent with the current experience and estimated revenue growth over the next five years. Future adverse changes in market conditions or poor operating results could result in losses, thereby possibly requiring an impairment charge in the future.

In the second quarter of fiscal 2017, triggering events prompted us to perform “Step 1” of the goodwill impairment test. The triggering events included a sustained decrease in our stock price during the period, the withdrawal of the permanent reinvestment assertion on earnings generated by our Irish operations (see Note 12, “Income Taxes” to this Form 10-K for more information) and a decline in actual revenue for the quarter compared to projected amounts, which was previously reported in a Current Report on Form 8-K furnished to the SEC on August 23, 2016. The outcome of that preliminary “Step 1” analysis revealed that as of July 31, 2016, the fair value of the net assets exceeded its carrying value by a range of $15.4 million to $25.0 million, or 15.0% to 24.4% of the carrying value of the reporting unit’s net assets.

During our fiscal 2017 annual impairment test, we determined based on “Step 1” that the fair value of our reporting unit was less than its carrying value, which was $102.5 million at August 1, 2016. The comparison of estimated fair value to the carrying value of our reporting unit ranged from a shortfall of approximately $23.0 million to $14.5 million. Since the estimated fair value of our reporting unit was less than its carrying value, we determined that it was necessary to perform “Step 2” of the impairment test. In “Step 2” of the impairment test we compared the implied fair value of our goodwill to its carrying value. After adjusting the carrying value of all assets, liabilities and equity to fair value at August 1, 2016, the estimated implied fair value of goodwill was calculated to be $22.3 million. Since the implied fair value of goodwill of $22.3 million is less than the carrying value of $45.8 million as of August 1, 2016, we recorded an impairment charge of $23.5 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss, consistent with the estimated range for impairment loss we previously reported in our Form 10-Q for the period ended July 31, 2016.

As of January 31, 2016, we impaired $15.8 million of goodwill relating to our February 2015 acquisition of Timeline Labs as the result of our decision to enter a restructuring plan relating to the Timeline Labs operations that may include a winding down of the operations. The amount of goodwill impaired represented all the goodwill that resulted from this acquisition due to the short duration of time between the acquisition and the event causing us to impair the asset. Because of this decision, which we consider to be a triggering event, we were required to perform an analysis of our remaining goodwill. The results of this analysis determined that there was no further impairment to our goodwill during the fourth quarter of fiscal 2016.

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

Internal Use Software

Certain costs incurred in the application development phase of software development for internal use are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the technology is available for intended use, at which time the amortization commences. Capitalized internally developed software costs were $2.7 million as of January 31, 2017. Maintenance and training costs are expensed as incurred. As of January 31, 2016, because of our decision to enter a restructuring plan relating to the Timeline Labs operations, which we consider to be a triggering event for impairment testing of long-lived assets, we impaired $0.9 million of internal use software.

Software Development Costs

We also purchase software for resale and capitalize those costs associated with projects that meet technological feasibility. Amortization expense of capitalized software is recorded over the period of economic consumption or the life of the agreement, whichever results in the higher expense, starting with the first shipment of the product to a customer. Amortization expense of capitalized software was $1.0 million and $0.1 million in fiscal 2017 and fiscal 2016, respectively, and immaterial for fiscal 2015.

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

Because there are several estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.

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

The aggregate foreign exchange transaction losses included as other expenses, net, on our consolidated statements of operations and comprehensive loss was $2.1 million, $0.7 million and $2.3 million for the years ended January 31, 2017, 2016 and 2015, respectively.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Updates—Not Yet Adopted

We consider the applicability and impact of all ASUs. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this guidance to annual reporting periods beginning after December 15, 2017, which would be our fiscal 2019 reporting period. Early adoption is permitted.

Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-08 “Identifying Performance Obligations and Licensing,” which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. And in May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We are continuing to evaluate what impact future adoption of this guidance will have on our consolidated financial statements.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal 2018. Early adoption is permitted.

The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from the vesting and exercise of stock awards in the income statement. Previously, these amounts were recognized in additional paid-in-capital. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares and to be reported as operating activities in the consolidated statements of cash flows where they were previously reported in financing activities. We have excess tax benefits of $1.8 million that will increase the deferred tax assets related to our various tax attribute carryforwards when the new guidance is adopted. We expect a corresponding increase to our valuation allowance, consistent with our existing valuation allowance assessment.

Once we adopt this guidance, we will elect to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

This ASU requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. We are currently evaluating this piece of the guidance and will plan to make the appropriate changes to the statements of cash flows on a retrospective basis in the first quarter of fiscal 2018.

Cash Flow Statement

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows where diversity in practice exists. The guidance is effective for interim and annual periods beginning in our first quarter of fiscal 2019, and early adoption is permitted. ASU 2016-15 must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

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

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing “Step 2” of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for us beginning in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other expenses, net, in the accompanying consolidated statements of operations and comprehensive loss. For fiscal 2017 we recorded approximately $2.1 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency are other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $3.0 million and would not have a material impact on operations.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at January 31, 2017, a hypothetical 10% adverse movement in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

SeaChange International, Inc.

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, cash flows and changes in stockholders’ equity for each of the three years in the period ended January 31, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of January 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Management disclosed material weaknesses over the effectiveness of controls related to the design of controls around certain professional services revenue recognition and deferred revenue processes and the journal entry review process at an international subsidiary. In addition, management identified an ineffective control related to currency translation adjustments arising from intercompany notes.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SeaChange International, Inc. and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements, and does not affect this report which expresses an unqualified opinion on those financial statements. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

April 17, 2017

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	January 31, 2017	January 31, 2016
Assets
Current assets:
Cash and cash equivalents	$28,302	$58,733
Restricted cash	109	82
Marketable securities	5,253	1,504
Accounts and other receivables, net of allowance for doubtful accounts of $876 and $415 at January 31, 2017 and January 31, 2016, respectively	25,985	26,331
Unbilled receivables	6,553	10,680
Inventories, net	770	1,682
Prepaid expenses and other current assets	2,393	3,827

Total current assets	69,365	102,839
Property and equipment, net	11,485	14,129
Marketable securities, long-term	4,991	10,764
Investments in affiliates	2,000	2,500
Intangible assets, net	2,603	4,126
Goodwill, net	23,287	40,175
Other assets	2,336	3,136

Total assets	$116,067	$177,669

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,978	$6,132
Deferred stock consideration	—	3,205
Deferred revenues	12,517	16,201
Other accrued expenses	9,928	17,414

Total current liabilities	27,423	42,952
Deferred revenues, long-term	2,419	1,209
Taxes payable, long-term	1,427	1,389
Deferred tax liabilities, long-term	14,732	—
Other liabilities, long-term	530	1,101

Total liabilities	46,531	46,651

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,339,232 shares issued and 35,298,742 outstanding at January 31, 2017, and 33,818,777 shares issued and 33,778,871 outstanding at January 31, 2016	353	338
Additional paid-in capital	236,677	228,164
Treasury stock, at cost; 40,490 and 39,906 common shares at January 31, 2017 and January 31, 2016, respectively	(5)	(2)
Accumulated loss	(162,118)	(90,869)
Accumulated other comprehensive loss	(5,371)	(6,613)

Total stockholders’ equity	69,536	131,018

Total liabilities and stockholders’ equity	$116,067	$177,669

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Fiscal Years Ended January 31,
	2017	2016	2015
Revenues:
Products	$18,205	$21,896	$31,507
Services	65,590	85,096	83,928

Total revenues	83,795	106,992	115,435

Cost of revenues:
Products	6,453	6,013	8,845
Services	37,865	44,159	48,272
Provision for loss contract	(4,118)	9,162	—
Amortization of intangible assets	1,283	739	1,070
Stock-based compensation expense	132	80	141

Total cost of revenues	41,615	60,153	58,328

Gross profit	42,180	46,839	57,107

Operating expenses:
Research and development	30,093	33,696	42,169
Selling and marketing	14,033	15,197	13,920
General and administrative	16,173	15,470	16,014
Amortization of intangible assets	2,019	4,041	4,084
Stock-based compensation expense	2,489	3,472	3,079
Earn-outs and change in fair value of earn-outs	249	—	—
Professional fees—other	347	637	671
Severance and other restructuring costs	7,151	1,061	3,623
Loss on impairment of long-lived assets	23,772	21,464	—

Total operating expenses	96,326	95,038	83,560

Loss from operations	(54,146)	(48,199)	(26,453)

Other expenses, net	(1,972)	(523)	(2,161)
Loss on investment in affiliates	(500)	(31)	—

Loss from continuing operations before income taxes and equity income in earnings of affiliates	(56,618)	(48,753)	(28,614)

Income tax provision (benefit)	14,631	(1,029)	(1,106)
Equity income in earnings of affiliates, net of tax	—	27	19

Loss from continuing operations	(71,249)	(47,697)	(27,489)

Income from discontinued operations, net of tax	—	—	5

Net loss	$(71,249)	$(47,697)	$(27,484)

Net loss	$(71,249)	$(47,697)	$(27,484)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	1,267	(847)	(3,647)
Unrealized (loss) gain on marketable securities(1)	(25)	(12)	25

Comprehensive loss	$(70,007)	$(48,556)	$(31,106)

	For the Fiscal Years Ended January 31,
	2017	2016	2015
Net loss per share:
Basic	$(2.04)	$(1.42)	$(0.84)

Diluted	$(2.04)	$(1.42)	$(0.84)

Net loss per share from continuing operations:
Basic	$(2.04)	$(1.42)	$(0.84)

Diluted	$(2.04)	$(1.42)	$(0.84)

Net income (loss) per share from discontinued operations:
Basic	$—	$—	$0.00

Diluted	$—	$—	$0.00

Weighted average common shares outstanding:
Basic	34,970	33,506	32,772

Diluted	34,970	33,506	32,772

(1)	Tax amounts for all periods were not significant

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended January 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(71,249)	$(47,697)	$(27,484)
Net income from discontinued operations	—	—	(5)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Depreciation and amortization of property and equipment	2,953	3,380	3,683
Provision for loss contract	(4,118)	9,162	—
Amortization of intangible assets	3,302	4,780	5,154
Provision for bad debts	597	58	80
Stock-based compensation expense	2,621	3,552	3,220
Deferred income taxes	14,676	(985)	(372)
Loss on impairment of long-lived assets	23,772	21,464	—
Other non-cash reconciling items, net	1,121	139	432
Changes in operating assets and liabilities, excluding impact of acquisitions:
Accounts receivable	42	(1,721)	3,567
Unbilled receivables	4,694	(4,359)	(1,993)
Inventories	806	(937)	3,183
Prepaid expenses and other assets	1,378	(1,097)	1,570
Accounts payable	(1,674)	874	(1,619)
Accrued expenses	(5,055)	(2,713)	1,650
Deferred revenues	(2,417)	(1,431)	(5,699)
Other operating activities	30	(1,132)	1,289

Net cash used in operating activities from continuing operations	(28,521)	(18,663)	(13,344)
Net cash provided by operating activities from discontinued operations	—	—	5

Total cash used in operating activities	(28,521)	(18,663)	(13,339)

Cash flows from investing activities:
Purchases of property and equipment	(683)	(1,397)	(1,873)
Investment in capitalized software	—	(2,440)	—
Purchases of marketable securities	(2,008)	(9,033)	(9,193)
Proceeds from sale and maturity of marketable securities	4,005	11,043	7,181
Proceeds from (purchase of) cost method investments, net	—	464	(2,000)
Acquisition of businesses and payment of contingent consideration, net of cash acquired	(5,243)	(11,686)	—
Advance for TLL, LLC acquisition	—	—	(2,500)
Other investing activities	30	(79)	229

Total cash used in investing activities	(3,899)	(13,128)	(8,156)

Cash flows from financing activities:
Proceeds from issuance of common stock	60	193	—
Repurchase of our common stock	—	—	(5,504)

Total cash provided by (used in) financing activities	60	193	(5,504)

	For the Fiscal Years Ended January 31,
	2017	2016	2015
Effect of exchange rate changes on cash	1,929	312	1,284

Net decrease in cash and cash equivalents	(30,431)	(31,286)	(25,715)

Cash and cash equivalents, beginning of period	58,733	90,019	115,734

Cash and cash equivalents, end of period	$28,302	$58,733	$90,019

Supplemental disclosure of cash flow information:
Income taxes paid	$178	$640	$671
Interest paid	$6	$6	$6
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for acquisition of DCC Labs	$2,640	$—	$—
Fair value of common stock issued for acquisition of TLL, LLC	$—	$3,019	$—
Fair value of common stock issued for deferred stock consideration obligation	$3,452	$1,754	$—
Transfer of items originally classified as inventories to equipment	$24	$532	$474

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Common Stock				Accumulated Other Comprehensive Income (Loss)		Treasury Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Cumulative Translation Adjustment	Unrealized Gain/Loss on Investments	Number of Shares	Amount	Total Stockholders’ Equity
Balance at January 31, 2014	33,037,671	$330	$221,932	$(15,688)	$(2,150)	$18	(39,784)	$(1)	$204,441
Issuance of common stock pursuant to vesting of restricted stock units	287,485	3	(3)	—	—	—	—	—	—
Purchase of treasury shares	—	—	(5,498)	—	—	—	(591,520)	—	(5,498)
Retirement of shares	(591,520)	(6)	—	—	—	—	591,520	—	(6)
Stock-based compensation expense	—	—	3,220	—	—	—	—	—	3,220
Change in fair value on marketable securities	—	—	—	—	—	25	—	—	25
Translation adjustment	—	—	—	—	(3,647)	—	—	—	(3,647)
Net loss	—	—	—	(27,484)	—	—	—	—	(27,484)

Balance at January 31, 2015	32,733,636	327	219,651	(43,172)	(5,797)	43	(39,784)	(1)	171,051
Issuance of common stock pursuant to exercise of stock options	28,740	—	193	—	—	—	—	—	193
Issuance of common stock pursuant to vesting of restricted stock units	278,544	3	(3)	—	—	—	—	—	—
Issuance of common stock pursuant to the TLL, LLC acquisition	777,857	8	4,771	—	—	—	—	—	4,779
Purchase of treasury shares	—	—	—	—	—	—	(122)	(1)	(1)
Stock-based compensation expense	—	—	3,552	—	—	—	—	—	3,552
Change in fair value on marketable securities	—	—	—	—	—	(12)	—	—	(12)
Translation adjustment	—	—	—	—	(847)	—	—	—	(847)
Net loss	—	—	—	(47,697)	—	—	—	—	(47,697)

Balance at January 31, 2016	33,818,777	338	228,164	(90,869)	(6,644)	31	(39,906)	(2)	131,018
Issuance of common stock pursuant to vesting of restricted stock units	208,474	2	—	—	—	—	—	—	2
Issuance of common stock pursuant to the TLL, LLC acquisition	542,274	5	3,198	—	—	—	—	—	3,203
Issuance of common stock pursuant to TLL purchase adjustment mechanism	70,473	1	248	—	—	—	—	—	249
Issuance of commons stock pursuant to the acquisition of DCC Labs	681,278	7	2,633	—	—	—	—	—	2,640
Issuance of common stock pursuant to ESPP purchases	17,956	—	61	—	—	—	—	—	61
Purchase of treasury shares	—	—	—	—	—	—	(584)	(3)	(3)
Stock-based compensation expense	—	—	2,621	—	—	—	—	—	2,621
Fiscal 2016 compensation paid in restricted stock units	—	—	(248)	—	—	—	—	—	(248)
Change in fair value on marketable securities	—	—	—	—	—	(25)	—	—	(25)
Translation adjustment	—	—	—	—	1,267	—	—	—	1,267
Net loss	—	—	—	(71,249)	—	—	—	—	(71,249)

Balance at January 31, 2017	35,339,232	$353	$236,677	$(162,118)	$(5,377)	$6	(40,490)	$(5)	$69,536

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

2. Summary of Significant Accounting Policies

Significant accounting policies followed in the preparation of the accompanying consolidated financial statements are as follows:

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. We have reclassified certain prior period data to conform to our current fiscal year presentation.

We also hold minority investments in the capital stock of certain private companies having product offerings or customer relationships that have strategic importance. We evaluate our equity and debt investments and other contractual relationships with affiliate companies to determine whether the guidelines regarding the consolidation of variable interest entities (“VIEs”) should be applied in the financial statements. We use qualitative analysis to determine whether or not we are the primary beneficiary of a VIE. We consider the rights and obligations conveyed by the implicit and explicit variable interest in each VIE and the relationship of these with the variable interests held by other parties to determine whether its variable interests will absorb most of a VIEs expected losses, receive most of its expected residual returns, or both. If we determine that our variable interests will absorb most of the VIEs expected losses, receive most of their expected residual returns, or both, we consolidate the VIE as the primary beneficiary, and if not, it is not consolidated. We have concluded that we are not the primary beneficiary for any VIEs during fiscal 2016.

The Company believes that existing funds and cash provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months. However, if our expectations are incorrect, we may need to raise additional funds to fund our operations, to take advantage of unanticipated strategic opportunities or to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms that are favorable.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value.

Marketable Securities

We account for investments in accordance with authoritative guidance that defines investment classifications. We determine the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists primarily of money market funds, U.S. treasury notes or bonds and U.S. government agency bonds at January 31, 2017 and 2016, but can consist of corporate debt investments, asset-backed securities and government-sponsored enterprises. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other expenses, net in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other expenses, net.

We evaluate our investments on a regular basis to determine whether an other-than-temporary decline in fair value has occurred. This evaluation consists of a review of several factors, including, but not limited to: the length of time and extent that an investment has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; and our intent and ability to hold an investment for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, are due primarily to changes in interest rates, and where the company has the intent and ability to hold the investment for a period sufficient to allow a market recovery, are not assumed to be other-than-temporary. Any other-than-temporary declines in fair value are recorded in earnings and a new cost basis for the investment is established.

Fair Value Measurements

Definition and Hierarchy

The applicable accounting guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance establishes a framework for measuring fair value and expands required disclosure about the fair value measurements of assets and liabilities. This guidance requires us to classify and disclose assets and liabilities measured at fair value on a recurring basis, as well as fair value measurements of assets and liabilities measured on a non-recurring basis in periods after initial measurement, in a fair value hierarchy.

The fair value hierarchy is broken down into three levels based on the reliability of inputs and requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs:

•	Level 1—Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not very active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value measurements of the contingent consideration obligations related to our business acquisitions are valued using Level 3 inputs.

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

Concentration of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk include cash equivalents, investments in treasury bills, certificates of deposits and commercial paper, trade accounts receivable, accounts payable and accrued liabilities. We have cash investment policies which, among other things, limit investments to investment-grade securities. We restrict our cash equivalents and investments in marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. We perform ongoing credit evaluations of our customers. As of January 31, 2017, two customers represented more than 10% of consolidated accounts receivable while as of January 31, 2016, one customer did. For fiscal 2017, one customer accounted for more than 10% of our total revenue compared to two customers accounting for more than 10% of our total revenue in fiscal 2016 and 2015.

Accounts Receivable and Allowances for Doubtful Accounts

For trade accounts receivable, we evaluate customers’ financial condition, require advance payments from certain of our customers and maintain reserves for potential credit losses. We perform ongoing credit evaluations of customers’ financial condition but generally do not require collateral. For some international customers, we may require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. We monitor payments from customers and assess any collection issues. We maintain an allowance for specific doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and record these allowances as a charge to general and administrative expenses in our consolidated statements of operations and comprehensive loss. We base our allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. At January 31, 2017, we had an allowance for doubtful accounts of $0.9 to provide for potential credit losses. Our allowance for doubtful accounts was $0.4 million at January 31, 2016. We charge off trade accounts receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of trade receivables previously charged off are recorded when received.

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

Generally, property and equipment include assets in service. Fully depreciated assets remaining in service along with related accumulated depreciation are not removed from the balance sheet until the corresponding asset is removed from service either through a retirement or sale. Upon retirement or sale of an asset or asset group, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in other expenses, net in our consolidated statements of operations and comprehensive loss.

Investments in Affiliates

Our investments in affiliates include investments accounted for under the cost method of accounting as the investments represent less than a 20% ownership interest of the common shares of the affiliate.

We periodically review indicators of the fair value of our investments in affiliates to assess whether available facts or circumstances, both internally and externally, may suggest an other-than-temporary decline in the value of the investment. If we determine that an other-than-temporary impairment has occurred, we will write-down the investment to its fair value. The carrying value of an investment in an affiliate accounted for under the cost method of accounting may be affected by the affiliate’s ability to obtain adequate funding and execute its business plans, general market conditions, its current cash position, earnings and cash flow forecasts, recent operational performance, and any other readily available data. We record an impairment charge when we believe an investment has experienced a decline in value that is other-than-temporary. In January 2017, we recorded a $0.5 million impairment charge to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for one of our cost-method investments as we determined that the fair value of the investment was below its carrying value and that the carrying value was not expected to be recoverable within a reasonable amount of time (see Note 3, “Fair Value Measurements” to this Form 10-K for more information).

Intangible Assets and Goodwill

Intangible assets consist of customer contracts, completed technology, non-compete agreements, trademarks, backlogs and patents. The intangible assets are amortized to cost of sales and operating expenses, as appropriate, on a straight-line or accelerated basis, using the economic consumption life basis, to reflect the period that the assets will be consumed, which are:

Intangible assets with finite useful lives:
Customer contracts	1 - 8 years
Non-compete agreements	2 - 3 years
Completed technology	4 - 6 years
Trademarks, patents and other	5 - 7 years

Certain costs incurred in the application development phase of software development for internal use are capitalized and amortized over the product’s estimated useful life, which is three years. The Company expenses all costs incurred that relate to planning and post implementation phases of development. Capitalized costs related to internally developed software under development are treated as construction in progress until the technology is available for intended use, at which time the amortization commences. Capitalized internally developed software costs were $2.7 million as of January 31, 2017. Maintenance and training costs are expensed as incurred.

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

In the third quarter of fiscal 2017, we finalized our “Step 1” analysis of our annual goodwill impairment test. Our forecast indicated that the estimated fair value of net assets may be less than its carrying value which is a potential indicator of impairment. As such, we were required to perform “Step 2” of the impairment test during which we compared the implied fair value of our goodwill to its carrying value. We completed the goodwill impairment testing of our reporting unit during the fourth quarter of fiscal 2017. Since the implied fair value of goodwill was determined to be lower than its carrying value, we recorded an impairment charge of $23.5 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss (see Note 6, “Goodwill and Intangible Assets” to this Form 10-K for more information).

In January 2017, after a potential buyer declined to purchase our facility in Greenville, New Hampshire, we determined that the sale of this facility was not imminent due to the location of the building and the overall market conditions in the area. Consequently, we decided to fully impair the facility since we felt the carrying amount was greater than the fair value. As a result, we recorded a $0.3 million loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss.

In the fourth quarter of fiscal 2017, a certain cost-method investment was determined to be impaired and written off. Accordingly, we recorded a $0.5 million impairment charge in January 2017 which is included in loss on investment in affiliates in our consolidated statements of operations and comprehensive loss. The cost-method investment is a privately-held entity without quoted market prices and therefore, falls within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine its fair value. In determining the fair value of this cost-method investment, we considered many factors including, but not limited to, operating performance of the investee, the amount of cash that the investee has on hand and the overall market conditions in which the investee operates.

As of January 31, 2016, the Company reviewed the projected future cash flows of the Timeline Labs operations and determined that the carrying amount was greater than the fair value. As a result, all long-term assets related to Timeline Labs were fully impaired and reflected as a $21.9 million loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016 which included: i) $15.8 million relating to the Timeline Labs acquired goodwill, ii) $5.2 million of acquired intangible assets, and iii) $0.9 million of capitalized internal use software. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined the defined performance criteria would not be achieved. Therefore, we recorded the reversal of the liability of $0.4 million to the loss on impairment of long-lived assets. The amount of goodwill impaired represented all the goodwill that resulted from this acquisition due to the short duration of time between the acquisition and the event causing us to impair the assets.

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

Because there are several estimates and assumptions inherent in calculating the various components of our tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and our effective tax rate.

Restructuring

Restructuring charges that we record consist of employee-related severance charges, termination costs and the disposal of related equipment. Restructuring charges represent our best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known. Differences between actual and expected charges and changes in assumptions could have a material effect on our restructuring accrual as well as our consolidated results of operations. See Note 7, “Severance and Other Restructuring Costs,” to this Form 10-K for more information on the current restructuring plan.

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

For subsidiaries where the local currency is designated as the functional currency, we translate their assets and liabilities into U.S. dollars (the reporting currency) at current exchange rates as of each balance sheet date. Revenue and expense items are translated using average exchange rates during the period. Cumulative translation adjustments are presented as a separate component of stockholders’ equity. Exchange gains and losses on foreign currency transactions and unrealized gains and losses on short-term inter-company transactions are included in other expenses, net.

The aggregate foreign exchange transaction losses included in other expenses, net, on the consolidated statements of operations and comprehensive loss, were $2.1 million, $0.7 million and approximately $2.3 million for fiscal 2017, 2016 and 2015, respectively.

Comprehensive Loss

We present accumulated other comprehensive loss in our consolidated balance sheets and comprehensive loss in the consolidated statement of operations and comprehensive loss. At the end of fiscal 2017, 2016 and 2015, our comprehensive loss of $70.0 million, $48.6 million and $31.1 million consists of net loss, cumulative translation adjustments and unrealized gains and losses on marketable securities.

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

Customers are billed for installation, training, project management and at least one year of product maintenance and technical support at the time of the product sale. Revenue from these activities is deferred at the time of the product sale and recognized ratably over the period these services are performed. Revenue from ongoing product maintenance and technical support agreements is recognized ratably over the period of the related agreements. Revenue from software development contracts that include significant modification or customization, including software product enhancements, is recognized based on the percentage of completion contract accounting method using labor efforts expended in relation to estimates of total labor efforts to complete the contract. The percentage of completion method requires that adjustments or re-evaluations to estimated project revenues and costs be recognized on a project-to-date cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made as additional information becomes known, including information that becomes available after the date of the consolidated financial statements up through the date such consolidated financial statements are filed with the SEC. If the final estimated profit to complete a long-term contract indicates a loss, a provision is recorded immediately for the total loss anticipated. Accounting for contract amendments and customer change orders are included in contract accounting when executed. Revenue from shipping and handling costs and other out-of-pocket expenses reimbursed by customers are included in revenues and cost of revenues. Our share of intercompany profits associated with sales and services provided to affiliated companies are eliminated in consolidation in proportion to our equity ownership.

Contract accounting requires judgment relative to assessing risks, estimating revenues and costs and making assumptions including, in the case of our professional services contracts, the total amount of labor required to complete a project and the complexity of the development and other technical work to be completed. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. Assumptions must be made regarding the length of time to complete the contract because costs also include estimated third-party vendor and contract labor costs. Penalties related to performance on contracts are considered in estimating sales and profit, and are recorded when there is sufficient information for us to assess anticipated performance. Third-party vendors’ assertions are also assessed and considered in estimating costs and margin.

Revenue from the sale of software-only products remains within the scope of the software revenue recognition rules. Maintenance and support, training, consulting, and installation services no longer fall within the scope of the software revenue recognition rules, except when they are sold with and relate to a software-only product. Revenue recognition for products that no longer fall under the scope of the software revenue recognition rules is like that for other tangible products and Accounting Standard Update No. (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” amended ASC 605 and is applicable for multiple-deliverable revenue arrangements. ASU 2009-13 allows companies to allocate revenue in a multiple-deliverable arrangement in a manner that better reflects the transaction’s economics.

Under the software revenue recognition rules, the fee is allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value. Under this method, the total arrangement value is allocated first to undelivered elements based on their fair values, with the remainder being allocated to the delivered elements. Where fair value of undelivered service elements has not been established, the total arrangement value is recognized over the period during which the services are performed. The amounts allocated to undelivered elements, which may include project management, training, installation, maintenance and technical support and certain hardware and software components, are based upon the price charged when these elements are sold separately and unaccompanied by the other elements. The amount allocated to installation, training and project management revenue is based upon standard hourly billing rates and the estimated time necessary to complete the service. These services are not essential to the functionality of systems as these services do not alter the equipment’s capabilities, are available from other vendors and the systems are standard products. For multiple-element arrangements that include software development with significant modification or customization and systems sales where VSOE of the fair value does not exist for the undelivered elements of the arrangement (other than maintenance and technical support), percentage of completion accounting is applied for revenue recognition purposes to the entire arrangement except for maintenance and technical support.

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

For our cloud and managed service revenues, we generate revenue from two sources: (1) subscription and support services; and (2) professional services and other. Subscription and support revenue includes subscription fees from customers accessing our cloud-based software platform and support fees. Our arrangements with customers do not provide the customer with the right to take possession of the software supporting the cloud-based software platform at any time. Professional services and other revenue include fees from implementation and customization to support customer requirements. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. For the most part, subscription and support agreements are entered into for 12 to 36 months. Generally, most of the professional services components of the arrangements with customers are performed within a year of entering a contract with the customer.

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

In determining when to recognize revenue from a customer arrangement, we are often required to exercise judgment regarding the application of our accounting policies to an arrangement. The primary judgments used in evaluating revenue recognized in each period involve: determining whether collection is probable, assessing whether the fee is fixed or determinable, and determining the fair value of the maintenance and service elements included in multiple-element software arrangements. Such judgments can materially impact the amount of revenue that we record in a given period. While we follow specific and detailed rules and guidelines related to revenue recognition, we make and use significant management judgments and estimates about the revenue recognized in any reporting period, particularly in the areas described above. If management made different estimates or judgments, material differences in the timing of the recognition of revenue could occur.

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

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs were $0.1 million for fiscal 2017, 2016 and 2015, respectively.

Earnings Per Share

Earnings per share are presented in accordance with authoritative guidance which requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average shares of common stock outstanding during the period. For the purposes of calculating diluted earnings per share, the denominator includes both the weighted average number of shares of common stock outstanding during the period and the weighted average number of potential shares of common stock, such as stock options and restricted stock, calculated using the treasury stock method. For calculating diluted loss per share, we do not include these shares in the denominator because these shares would have an anti-dilutive effect on periods in which we incur a net loss. Certain shares of our common stock have exercise prices in excess of the average market price. These shares are anti-dilutive and are omitted from the calculation of earnings per share. For more information on this see Note 14., “Net Loss Per Share,” to this Form 10-K.

Recent Accounting Pronouncements

Recently Issued Accounting Standards Updates—Not Yet Adopted

We consider the applicability and impact of all ASUs. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and the International Financial Reporting Standards. This guidance supersedes previously issued guidance on revenue recognition and gives a five step process an entity should follow so that the entity recognizes revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this guidance to annual reporting periods beginning after December 15, 2017, which would be our fiscal 2019 reporting period. Early adoption is permitted.

Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-08 “Identifying Performance Obligations and Licensing,” which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. And in May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We are continuing to evaluate what impact future adoption of this guidance will have on our consolidated financial statements.

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

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statements of cash flows. ASU 2016-09 is effective for us in the first quarter of fiscal 2018. Early adoption is permitted.

The new standard requires prospective recognition of excess tax benefits and deficiencies resulting from the vesting and exercise of stock awards in the income statement. Previously, these amounts were recognized in additional paid-in-capital. In addition, ASU 2016-09 requires excess tax benefits and deficiencies to be prospectively excluded from the assumed future proceeds in the calculation of diluted shares and to be reported as operating activities in the consolidated statements of cash flows where they were previously reported in financing activities. We have excess tax benefits of $1.8 million that will increase the deferred tax assets related to our various tax attribute carryforwards when the new guidance is adopted. We expect a corresponding increase to our valuation allowance, consistent with our existing valuation allowance assessment.

Once we adopt this guidance, we will elect to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

This ASU requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis. We are currently evaluating this piece of the guidance and will plan to make the appropriate changes to the statements of cash flows on a retrospective basis in the first quarter of fiscal 2018.

Cash Flow Statement

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows where diversity in practice exists. The guidance is effective for interim and annual periods beginning in our first quarter of fiscal 2019, and early adoption is permitted. ASU 2016-15 must be applied retrospectively to all periods presented but may be applied prospectively if retrospective application would be impracticable. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for us in the first quarter of fiscal 2019 and early adoption is permitted. ASU 2016-18 must be applied retrospectively to all periods presented. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350), which simplifies the subsequent measurement of goodwill by removing “Step 2” of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for us beginning in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

3. Fair Value Measurements

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 31, 2017 and January 31, 2016. There were no fair value measurements of our financial assets and liabilities using significant level 3 inputs for the periods presented:

		Fair Value at January 31, 2017 Using
	January 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$2,726	$2,726	$—
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	4,253	4,253	—
U.S. government agency issues	1,000	—	1,000
Non-current marketable securities:
U.S. treasury notes and bonds—conventional	1,997	1,997	—
U.S. government agency issues	2,994	—	2,994

Total	$12,970	$8,976	$3,994

		Fair Value at January 31, 2016 Using
	January 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$3,654	$3,654	$—
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds—conventional	502	502	—
U.S. government agency issues	1,002	—	1,002
Non-current marketable securities:
U.S. treasury notes and bonds—conventional	7,762	7,762	—
U.S. government agency issues	3,002	—	3,002

Total	$15,922	$11,918	$4,004

a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheets and are valued at quoted market prices for identical instruments in active markets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill, and other intangible assets, which are re-measured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets and liabilities, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded to loss from impairment of long-lived assets in our consolidated statements of operations and comprehensive loss.

In the third quarter of fiscal 2017, we finalized our “Step 1” analysis of our annual goodwill impairment test. Our forecast indicated that the estimated fair value of our reporting unit’s net assets may be less than its carrying value which is a potential indicator of impairment. As such, we were required to perform “Step 2” of the impairment test during which we compared the implied fair value of our goodwill to its carrying value. We completed the goodwill impairment testing of our reporting unit during the fourth quarter of fiscal 2017 and recorded an impairment charge of $23.5 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss (see Note 6, “Goodwill and Intangible Assets” to this Form 10-K for more information). This impairment was determined based on Level 2 inputs, as we used a third-party valuation firm to assist in the calculation of fair value.

In January 2017, after a potential buyer declined to purchase our facility in Greenville, New Hampshire, we determined that the sale of this facility was not imminent due to the location of the building and the overall market conditions in the area and decided to fully impair the facility because the carrying amount was greater than the fair value. As a result, we recorded a $0.3 million loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss.

We also have direct investments in privately-held companies accounted for under the cost-method of accounting, of which we do not have significant influence over their operating and financial activities. Management periodically assesses these investments for other-than-temporary impairment considering available information provided by the investees and any other readily available market data. If we determine that an other-than-

temporary impairment has occurred, we write-down the investment to its fair value. This impairment was determined based on Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value.

In the fourth quarter of fiscal 2017, we determined that the fair value of a certain cost-method investments was less than its carrying value. Accordingly, we recorded a $0.5 million impairment charge in January 2017 which is included in loss on investment in affiliates in our consolidated statements of operations and comprehensive loss. The cost-method investment is a privately-held entity without quoted market prices and therefore, falls within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine its fair value. In determining the fair value of this cost-method investment, we considered many factors including, but not limited to, operating performance of the investee, the amount of cash that the investee has on hand and the overall market conditions in which the investee operates.

As of January 31, 2016, the Company reviewed the projected future cash flows of the Timeline Labs operations and determined that the carrying amount was greater than the fair value. As a result, all long-term assets related to Timeline Labs were fully impaired and reflected as a $21.9 million loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016 which included: i) $15.8 million relating to the Timeline Labs acquired goodwill, ii) $5.2 million of acquired intangible assets, and iii) $0.9 million of capitalized internal use software. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined the defined performance criteria would not be achieved. Therefore, we recorded the reversal of the liability of $0.4 million to the loss on impairment of assets.

Available-for-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of January 31, 2017 and 2016. All highly liquid investments with an original maturity of three months or less when purchased are cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretions of discounts to maturity are computed under the effective interest method and is included in other expenses, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other expenses, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other expenses, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and unrealized gains and losses, for short-and long-term marketable securities portfolio as of January 31, 2017 and 2016:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
January 31, 2017:
Cash	$25,576	$—	$—	$25,576
Cash equivalents	2,726	—	—	2,726

Cash and cash equivalents	28,302	—	—	28,302

U.S. treasury notes and bonds—short-term	4,248	5	—	4,253
U.S. treasury notes and bonds—long-term	2,003	—	(6)	1,997
U.S. government agency issues—short-term	991	9	—	1,000
U.S. government agency issues—long-term	2,996	—	(2)	2,994

Total cash, cash equivalents and marketable securities	$38,540	$14	$(8)	$38,546

January 31, 2016:
Cash	$55,079	$—	$—	$55,079
Cash equivalents	3,654	—	—	3,654

Cash and cash equivalents	58,733	—	—	58,733

U.S. treasury notes and bonds—short-term	503	—	(1)	502
U.S. treasury notes and bonds—long-term	7,756	6	—	7,762
U.S. government agency issues—short-term	1,001	1	—	1,002
U.S. government agency issues—long-term	2,977	25	—	3,002

Total cash, cash equivalents and marketable securities	$70,970	$32	$(1)	$71,001

The gross realized gains and losses on sale of available-for-sale securities for fiscal 2017, 2016 and 2015 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities sold is based on specific identification.

Contractual maturities of available-for-sale debt securities at January 31, 2017 are as follows (amounts in thousands):

Estimated Fair Value
Maturity of one year or less	$5,253
Maturity between one and five years	4,991

Total	$10,244

We concluded that there were no other-than-temporary declines of available-for-sale securities as of January 31, 2017, 2016 and 2015. The unrealized holding losses, net of tax, on available-for-sale securities, which are not material for the periods presented, have been included in stockholders’ equity as a component of accumulated other comprehensive loss.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at January 31, 2017 and 2016 was $38.7 million and $71.1 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets. As of January 31, 2017 and 2016, we had $0.1 million in restricted cash related to performance obligations.

4. Acquisitions and Loss on Impairment of TLL, LLC

DCC Labs

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. DCC Labs is a developer of set-top and multiscreen device software. Under the purchase agreement, $0.5 million in cash and all the stock was initially held in escrow as security for the indemnification obligations of the sellers to SeaChange. The stock consideration was determined by dividing the total value of $2.6 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing.

The acquisition of DCC Labs enables us to optimize the operations of our In-Home business, which develops home video gateway software including SeaChange’s Nucleus and NitroX products. In addition, the acquisition brings market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community and an HTML5 framework for building additional user experience client applications across a variety of CPE devices, including Android TV STBs, tablets, mobile and compute devices.

We accounted for the acquisition of DCC Labs as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired is recorded as goodwill. We engaged an independent appraiser to assist management in assessing the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. Assets acquired in the acquisition include receivables, prepaid expenses and property and equipment while liabilities assumed include accounts payable, other accrued expenses, deferred taxes and income taxes payable. The amounts recorded for these assets and liabilities are final based on information obtained about the facts and circumstances that existed as of the acquisition date.

The allocation of purchase price was as follows (amounts in thousands):

Estimated Fair value of consideration:
Cash, net of cash acquired	$5,243
Stock consideration	2,640

Total purchase price	$7,883

Estimated Fair value of assets acquired and liabilities assumed:
Current assets	826
Other long-term assets	116
Finite-life intangible assets	810
Goodwill	7,255
Current liabilities	(618)
Other long-term liabilities	(506)

Allocated purchase price	$7,883

Acquired Goodwill

We finalized the purchase price allocation in January 2017 after we received additional information from the independent appraiser related to the fair value of identifiable intangible assets and deferred tax liabilities. As a result, we recorded measurement period adjustments during the fourth quarter of fiscal 2017 that resulted in a $1.9 million net increase in goodwill. We recorded the $7.3 million excess of the purchase price over the fair value of the identified tangible and intangible assets as goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

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

The following table sets forth the components of the identified intangible assets associated with the DCC Labs acquisition and their estimated useful lives:

	Useful life	Fair Value
		(Amounts in thousands)
Tradename	4 years	$60
Customer contracts	2 years	230
Non-compete agreements	2 years	30
Existing technology	3 years	490

		$810

Impact to Fiscal 2017 Financial Results

DCC Labs’ financial results have been included in our consolidated financial results only for the period from the May 5, 2016 acquisition date through January 31, 2017. As a result, our consolidated financial results for fiscal 2017 do not reflect a full year of DCC Labs’ results. From the May 5, 2016 acquisition date through January 31, 2017, DCC Labs generated revenue of $0.7 million and an operating loss of $4.7 million, which includes a loss on impairment of long-lived assets of $3.4 million which was recorded in January 2017 as a result of our annual goodwill impairment test at August 1, 2016.

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.2 million in acquisition-related costs, including legal, accounting and other professional services for fiscal 2017. The acquisition costs were expensed as incurred and included in professional fees—other, in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2017.

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

On August 3, 2015, we issued 260,537 shares of our common stock with a value of $1.8 million to the former members of Timeline Labs, in satisfaction of the six-month deferred stock consideration obligation pursuant to the Merger Agreement. In satisfaction of the twelve-month deferred stock consideration obligation pursuant to the Merger Agreement, on February 2, 2016, we issued 542,274 shares of our common stock with a value of $3.2 million and in May 2016, pursuant to an adjustment mechanism based on the stock price provided for in the Merger Agreement with respect to deferred stock consideration issuances, we issued an additional 70,473 shares of our common stock with a value of $0.2 million.

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

Loss on Impairment of TLL, LLC

In January 2016, our Board of Directors authorized a restructuring plan, as previously reported in a Form 8-K filed with the SEC on February 17, 2016. Based on the decision to enter the restructuring plan and the plan’s impact on the projected future cash flows of the Timeline Labs operations, we determined that the carrying amount of all long-term assets that resulted from the February 2015 acquisition had exceeded the fair value as of January 31, 2016. As a result, these long-term assets were deemed fully impaired and we recorded the $21.9 million net book value of these long-term assets as a component of loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. Additionally, we reduced the contingent consideration liability associated with the Timeline Labs acquisition to zero, as we determined that the defined performance criteria would not be achieved, and credited the reversal of the liability of $0.4 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2016. In addition, we incurred $0.7 million in severance and restructuring charges in February 2016 related to the cost-saving actions taken with respect to the Timeline Labs business.

5. Consolidated Balance Sheet Detail

Inventories, net

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	January 31,
	2017	2016
	(Amounts in thousands)
Components and assemblies	$500	$1,223
Finished products	270	459

Total inventories, net	$770	$1,682

Property and equipment, net

Property and equipment, net consists of the following:

	Estimated Useful Life (Years)	January 31,
		2017	2016
		(Amounts in thousands)
Land		$2,780	$2,880
Buildings	20	11,726	11,908
Office furniture and equipment	5	1,091	1,099
Computer equipment, software and demonstration equipment	3	18,194	18,639
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	1,064	1,087

		36,013	36,771
Less—Accumulated depreciation and amortization		(24,528)	(22,642)

Total property and equipment, net		$11,485	$14,129

Depreciation and amortization expense of property and equipment was $3.0 million, $3.4 million and $3.7 million for the years ended January 31, 2017, 2016 and 2015, respectively.

Other accrued expenses

Other accrued expenses consist of the following:

	January 31,
	2017	2016
	(Amounts in thousands)
Accrued compensation and commissions	$1,799	$1,676
Accrued bonuses	1,871	2,902
Accrued restructuring	1,023	—
Employee benefits	885	1,484
Accrued provision for contract loss(1)	168	6,497
Accrued other	4,182	4,855

Total other accrued expenses	$9,928	$17,414

(1)	Includes a reduction to the provision for loss contract of $4.1 million recorded in the fourth quarter of fiscal 2017 resulting from an amendment to a contract with a fixed-price customer which changed the scope of the project and add the remaining costs and revenue to complete the project.

6. Goodwill and Intangible Assets

Goodwill, net

At January 31, 2017 and 2016, we had goodwill of $23.3 million and $40.2 million, respectively. The following table represents the changes in goodwill for the fiscal year ended January 31, 2017 (amounts in thousands):

Balance as of February 1, 2016:
Goodwill, gross	$55,962
Accumulated impairment losses	(15,787)

Goodwill, net	40,175
Acquisition of DCC Labs	7,255
Goodwill impairment charge	(23,492)
Cumulative translation adjustment	(651)

Balance as of January 31, 2017
Goodwill, gross	61,707
Accumulated impairment losses	(39,279)

Goodwill, net	$23,287

The valuation of goodwill related to the DCC Labs acquisition was finalized in the fourth quarter of fiscal 2017 based on the final allocation of the purchase price.

In the second quarter of fiscal 2017, triggering events prompted us to perform “Step 1” of the goodwill impairment test. The triggering events included; a sustained decrease in our stock price during the period, the withdrawal of the permanent reinvestment assertion on earnings generated by our Irish operations (see Note 12, “Income Taxes” to this Form 10-K for more information) and a decline in actual revenue for the quarter compared to projected amounts, which was previously reported in a Current Report on Form 8-K furnished to the SEC on August 23, 2016. The outcome of that preliminary “Step 1” analysis revealed that as of July 31, 2016, the fair value of the net assets exceeded its carrying value by a range of $15.4 million to $25.0 million, or 15.0% to 24.4% of the carrying value of our net assets.

We determined based on “Step 1” of our fiscal 2017 annual impairment test, that the fair value of our reporting unit was less than its carrying value, which was $102.5 million at August 1, 2016. Since the estimated fair value of our reporting unit was less than its carrying value, we determined that it was necessary to perform “Step 2” of the impairment test. In “Step 2” of the impairment test we compared the implied fair value of our goodwill to its carrying value. After adjusting the carrying value of all assets, liabilities and equity to fair value at August 1, 2016, the estimated implied fair value of goodwill was calculated to be $22.3 million. Since the implied fair value of goodwill of $22.3 million is less than the carrying value of $45.8 million as of August 1, 2016, we recorded an impairment charge of $23.5 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss.

Intangible assets, net

Intangible assets, net, consisted of the following at January 31, 2017 and 2016:

		January 31, 2017			January 31, 2016
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Customer contracts	2.4	$30,056	$(28,019)	$2,037	$29,956	$(26,284)	$3,672
Non-compete agreements	1.3	2,374	(2,356)	18	2,365	(2,365)	—
Completed technology	2.4	10,496	(9,997)	499	10,075	(9,621)	454
Trademarks, patents and other	3.3	7,125	(7,076)	49	7,068	(7,068)	—

Total finite-lived intangible assets	2.4	$50,051	$(47,448)	$2,603	$49,464	$(45,338)	$4,126

Amortization expense for intangible assets was $3.3 million, $4.8 million and $5.2 million for fiscal 2017, 2016 and 2015, respectively.

The total amortization expense for each of the next five fiscal years is as follows (amounts in thousands):

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
2018	$1,412
2019	931
2020	257
2021	3
2022	—
2023 and thereafter	—

Total	$2,603

Actual amortization may differ from estimated amounts in the table above due to fluctuations in foreign currency exchange rates, additional intangible asset acquisitions, potential impairment, accelerated amortization, or other events.

7. Severance and Other Restructuring Costs

Restructuring Costs

During fiscal 2017, we incurred restructuring charges totaling $5.7 million primarily from employee-related benefits for terminated employees and costs to close facilities.

The following table shows the change in balances of our accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of January 31, 2017 (amounts in thousands):

	Employee- Related Benefits	Closure of Leased Facilities	Other Restructuring	Total
Accrual balance as of January 31, 2016	$—	$—	$—	$—
Restructuring charges incurred	4,543	509	603	5,655
Cash payments	(3,741)	(379)	(495)	(4,615)
Other charges	(17)	—	—	(17)

Accrual balance as of January 31, 2017	$785	$130	$108	$1,023

During the third quarter of fiscal 2017, we implemented a restructuring program (“Fiscal 2017 Restructuring Plan”) with the purpose of reducing costs and assisting in restoring SeaChange to profitability and positive cash flow. The total estimated restructuring costs associated with the Fiscal 2017 Restructuring Plan are anticipated to be approximately $5.1 million and will be recorded in severance and other restructuring costs in our consolidated statements of operations and comprehensive loss as they are incurred. We recorded $3.1 million of restructuring expense in connection with this plan during fiscal 2017, which was primarily made up of employee-related costs, and we expect to incur most of the estimated remaining costs in the first half of fiscal 2018. Any changes to the estimate of executing the Fiscal 2017 Restructuring Plan will be reflected in our future results of operations.

During the second quarter of fiscal 2017, we restructured our operations in connection with the acquisition of DCC Labs. This restructuring resulted in a workforce reduction within our In-Home engineering and services organization and in the closing of our facility in Portland, Oregon. We incurred charges totaling $1.9 million in severance and other restructuring costs during fiscal 2017 related to the acquisition of DCC Labs. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

Because of restructuring activities relating to our Timeline Labs operations in fiscal 2017, we incurred $0.7 million of charges, which include $0.4 million in severance to former Timeline Labs employees and $0.3 million in other restructuring charges relating to our remaining lease obligation of our Timeline Labs facilities in San Francisco and Santa Monica, California.

Severance Costs

During fiscal 2017, we incurred severance charges of $1.5 million primarily from the departure of our former Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) during the first half of fiscal 2017 as well as the termination of 13 other former employees.

Effective April 6, 2016, we terminated the employment of Jay Samit, our former CEO. In connection with his termination, Mr. Samit and SeaChange entered a Separation Agreement and Release of Claims (the “CEO Separation Agreement”). Under the terms of the CEO Separation Agreement and consistent with our pre-existing obligations to Mr. Samit in connection with a termination without cause, we incurred a charge of $1.0 million in the first quarter of fiscal 2017, which included $0.2 million for satisfaction of his remaining fiscal 2016 and 2017 annual bonuses and $0.8 million in severance payable in twelve equal monthly installments which will be completed in the first quarter of fiscal 2018. In addition, on July 6, 2016, Anthony Dias resigned as CFO of SeaChange, though he continued as an employee until July 31, 2016. In connection with his resignation, Mr. Dias and SeaChange entered an Employment Separation Agreement and Voluntary Release, dated July 6, 2016 (the “CFO Separation Agreement”). Under the terms of the CFO Separation Agreement, we incurred a charge of $0.2 million, which included his fiscal 2017 pro-rated bonus (paid in fiscal 2018) and six months’ base salary as severance payable in twelve equal semi-monthly installments, which was completed as of January 31, 2017.

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

We enter agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time, we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us. There are no current pending legal proceedings, in the opinion of management that would have a material adverse effect on our financial position, results from operations and cash flows. There is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will not have a material adverse effect on our financial position, results from operations or cash flows.

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

Operating Leases

We lease certain of our operating facilities, automobiles and office equipment under non-cancelable operating leases, which expire at various dates through fiscal 2023. Leases for our facilities typically contain standard commercial lease provisions, including renewal options and rent escalation clauses. Rental expense under operating leases was $2.4 million, $2.7 million and $2.9 million for fiscal 2017, 2016 and 2015, respectively. Future commitments under minimum lease payments as of January 31, 2017 are as follows (amounts in thousands):

For the Fiscal Years Ended January 31,	Operating Leases
2018	$1,826
2019	1,604
2020	1,234
2021	747
2022	461
2023 and thereafter	116

Minimum operating lease payments	$5,988

9. Stockholders’ Equity

Stock Authorization

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2017.

Stock Option Plans

2011 Compensation and Incentive Plan.

In July 2011, our stockholders approved the adoption of our 2011 Compensation and Incentive Plan (the “2011 Plan”). Under the 2011 Plan, as amended in July 2013, the number of shares of common stock authorized for grant is equal to 5,300,000 shares plus the number of shares that were expired, terminated, surrendered or forfeited subsequent to July 20, 2011 under the Amended and Restated 2005 Equity Compensation and Incentive Plan (the “2005 Plan”). Following approval of the 2011 Plan, we terminated the 2005 Plan. The 2011 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”) and other equity based non-stock option awards as determined by the plan administrator to officers, employees, consultants, and directors of the Company. On July 13, 2016, our stockholders approved an amendment to the 2011 Plan which:

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. As of January 31, 2017, there were 393,403 shares available for future grant under the 2011 Plan.

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

2015 Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. The first offering period under the ESPP commenced on October 1, 2015. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was immaterial for fiscal 2017 and fiscal 2016.

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

The effect of recording stock-based compensation was as follows:

	For the Fiscal Years Ended January 31,
	2017	2016	2015
	(Amounts in thousands)
Stock-based compensation expense by type of award:
Stock options	$873	$1,257	$1,036
Restricted stock units	624	1,203	1,607
Deferred stock units	709	607	500
Performance-based restricted stock units	398	475	77
Employee stock purchase plan	17	10	—

Total stock-based compensation	$2,621	$3,552	$3,220

Since stock-based awards are expected to be made each year and vest over several years, the effects of applying authoritative guidance for recording stock-based compensation for the year ended January 31, 2017 are not indicative of future amounts.

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

The fair value of stock options granted was estimated at the date of grant using the following assumptions:

	For the Fiscal Years Ended January 31,
	2017	2016	2015
Expected term (in years)	6-7	6-7	6.5
Expected volatility (range)	40-45%	40-45%	46%
Weighted average volatility	42%	42%	46%
Risk-free interest rate	1.0-2.0%	1.5-2.0%	1.7%
Weighted average interest rate	1.1%	1.6%	1.7%
Expected dividend yield	0%	0%	0%

Market-Based Options

We have granted market-based options to certain newly appointed officers. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options’ expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options. The fair value of these 800,000 stock options was estimated to be $2.1 million. As of January 31, 2017, $0.9 million remained unamortized on the market-based stock options, which will be expensed over the next 2.3 years, the remaining weighted average amortization period.

The following table summarizes the Company’s stock option activity:

	For the Fiscal Years Ended January 31,
	2017		2016		2015
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding at beginning of period	1,192,677	$6.80	1,626,421	$7.77	1,502,176	$9.77
Granted	1,581,614	$4.02	612,678	$6.44	500,000	$7.23
Exercised	—	$—	(28,740)	$6.74	—	$—
Forfeited/expired/cancelled	(632,724)	$6.98	(1,017,682)	$8.13	(375,755)	$15.06

Outstanding at end of period	2,141,567	$4.70	1,192,677	$6.80	1,626,421	$7.77

Options exercisable at end of period	203,982	$6.28	80,000	$6.83	1,108,115	$8.02

Weighted average remaining contractual term (in years)		8.01		8.10		4.72

The weighted-average fair valuation at grant date of stock options granted during the years ended January 31, 2017, 2016 and 2015, was $3.09, $2.75, and $3.39, respectively. As of January 31, 2017, the unrecognized stock-based compensation related to the unvested stock options was approximately $1.4 million, net of estimated forfeitures. Total unrecognized compensation cost will be adjusted for any future changes in estimated changes in forfeitures. This cost will be recognized over an estimated weighted average amortization period of 2.0 years.

Intrinsic value is defined as the difference between the market price on the date of exercise and the grant date price. There was no intrinsic value as of January 31, 2017 as the market price on the date of exercise was higher than the grant date price for options outstanding. The aggregate intrinsic value for options outstanding was $0.1 million as of January 31, 2016 and 2015, respectively. The aggregate intrinsic value of vested shares and share options expected to vest as of January 31, 2017, 2016 and 2015 was $0, $0.1 million and $0.1 million, respectively.

Cash received from employees as a result of employee stock option exercises during fiscal 2016 was $0.2 million. There were no stock options exercised in fiscal 2017 and 2015. The total intrinsic value of options exercised during the year ended January 31, 2017 was not material.

The following table summarizes information about stock options outstanding and exercisable as of January 31, 2017:

	Options Outstanding			Options Exercisable
	Number outstanding	Weighted average remaining contractual terms (years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
Range of exercise prices
$2.42 to $2.42	425,546	9.50	$2.42	—	$—
$2.64 to $2.89	135,000	9.68	$2.73	—	$—
$3.30 to $3.41	150,000	9.38	$3.34	—	$—
$3.50 to $3.50	100,000	9.26	$3.50	—	$—
$3.77 to $3.77	21,068	2.25	$3.77	7,023	$3.77
$3.83 to $3.83	75,000	9.21	$3.83	—	$—
$5.50 to $5.50	75,000	0.31	$5.50	—	$—
$5.56 to $7.25	800,000	8.97	$5.98	—	$—
$6.05 to $6.05	279,953	4.94	$6.05	116,959	$6.05
$6.74 to $6.74	75,000	1.96	$6.74	75,000	$6.74
$8.15 to $8.15	5,000	2.42	$8.15	5,000	$8.15

	2,141,567	8.01	$4.70	203,982	$6.28

Stock Units (RSUs, DSUs and PSUs)

We record stock-based compensation expense associated with stock units using the market value of our stock on the date of grant, less forfeitures, and amortize the fair value over the awards’ vesting period on a straight-line basis for awards with only a service condition and graded vesting basis for awards that include both a performance and service condition.

The following table summarizes the stock unit activity:

	For the Fiscal Years Ended January 31,
	2017		2016		2015
	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value	Shares	Weighted average grant date fair value
Unvested at beginning of period	1,053,045	$7.34	435,306	$8.91	446,468	$9.81
Awarded	837,927	$3.07	904,344	$6.46	314,057	$8.60
Vested	(208,474)	$3.46	(277,373)	$6.89	(287,485)	$9.83
Forfeited/expired/cancelled	(229,440)	$6.68	(9,232)	$8.42	(37,734)	$10.01

Unvested at end of period	1,453,058	$5.54	1,053,045	$7.34	435,306	$8.91

As of January 31, 2017, the unrecognized stock-based compensation related to the unvested RSUs and DSUs was $3.0 million. This cost will be recognized over an estimated weighted average amortization period of 1.3 years.

In fiscal 2017 and fiscal 2016, the Company granted an aggregate of 307,963 and 301,192 PSUs, respectively, to employees. The target number of PSUs granted to an employee in these fiscal years represent the right to receive a corresponding number of shares of our common stock, subject to adjustment depending on SeaChange’s total shareholder return (“TSR”) for the period between February 1, 2017 and January 31, 2020 (for the fiscal 2017 grant) and between February 1, 2016 and January 31, 2019 (for the fiscal 2016 grant) measured against the TSR of the common stock of the companies comprising the S&P SmallCap 600 Index (collectively referred to as the “SeaChange Relative TSR Percentile Rank”). The number of shares of our common stock that these employees are entitled to receive at January 31, 2019 and 2020 range from 0% to 150% of the target PSU award. If the SeaChange Relative TSR Percentile Rank relative to the companies in the S&P SmallCap 600 Index is less than the 25th percentile, the target grants are forfeited.

We record the fair value of these PSUs using the Monte Carlo simulation model since the vesting is variable depending on the SeaChange Relative TSR Percentile Ranking. We recognize stock compensation expense related to the PSUs ratably over the required service period based on the estimate that it is probable that the measurement criteria will be achieved and the targeted number of shares will vest. If there is a change in the estimate of the number of shares that are probable of vesting, we will cumulatively adjust compensation expense in the period that the change in estimate is made. The fair value of the granted PSUs was estimated to be $2.9 million and will be expensed over the next 3 years.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following:

	Foreign Currency Translation Adjustment	Changes in Fair Value of Available- for-Sale Investments	Accumulated Other Comprehensive Loss
	(Amounts in thousands)
Balance at January 31, 2015	$(5,797)	$43	$(5,754)
Other comprehensive loss	(847)	(12)	(859)

Balance at January 31, 2016	(6,644)	31	(6,613)
Other comprehensive income (loss)	1,267	(25)	1,242

Balance at January 31, 2017	$(5,377)	$6	$(5,371)

Unrealized holding losses on securities available for sale are not material for the periods presented.

Comprehensive loss consists of net loss and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities. For purposes of comprehensive loss disclosures, we do not record tax expense or benefits for the net changes in the foreign currency translation adjustments.

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

Significant Customers

The following table summarizes revenues by significant customers where such revenue exceeded 10% of total revenues for the indicated period:

	For Fiscal Years Ended January 31,
	2017	2016	2015
Customer A	30%	28%	17%
Customer B	N/A	10%	17%

Geographic Information

The following summarizes revenues by customers’ geographic locations:

	For the Fiscal Years Ended January 31,
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America(1)	$37,570	45%	$58,113	55%	$64,755	56%
Europe and Middle East	38,169	45%	42,201	39%	39,387	34%
Latin America	5,764	7%	4,707	4%	6,829	6%
Asia Pacific	2,292	3%	1,971	2%	4,464	4%

Total revenues	$83,795		$106,992		$115,435

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Fiscal Years Ended January 31,
	2017	2016	2015
	(Amounts in thousands, except percentages)
U.S. Revenue	$30,094	$46,978	$59,819
% of total revenue	35.9%	43.9%	51.8%

The following summarizes long-lived assets by geographic locations:

	January 31,
	2017		2016
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$14,729	80%	$18,944	79%
Europe and Middle East	2,878	16%	3,575	15%
Asia Pacific	817	4%	1,372	6%

Total long-lived assets by geographic location	$18,424		$23,891

(1)	Excludes marketable securities, long-term and goodwill.

12. Income Taxes

The components of loss from continuing operations before income taxes are as follows:

	For the Fiscal Years Ended January 31,
	2017	2016	2015
	(Amounts in thousands)
Domestic	$(40,452)	$(38,709)	$(25,920)
Foreign	(16,166)	(10,044)	(2,694)

Loss from continuing operations before income taxes	$(56,618)	$(48,753)	$(28,614)

The components of the income tax provision (benefit) from continuing operations are as follows:

	For the Fiscal Years Ended January 31,
	2017	2016	2015
	(Amounts in thousands)
Current:
Federal	$—	$—	$—
State	50	50	(762)
Foreign	(94)	(49)	24

Total	(44)	1	(738)

Deferred:
Foreign	14,675	(1,030)	(368)

Total	14,675	(1,030)	(368)

Income tax (benefit) provision	$14,631	$(1,029)	$(1,106)

The income tax provision (benefit) for continuing operations computed using the federal statutory income tax rate differs from our effective tax rate primarily due to the following:

	For the Fiscal Years Ended January 31,
	2017	2016	2015
	(Amounts in thousands)
Statutory U.S. federal tax rate	$(19,816)	$(17,066)	$(10,014)
State taxes, net of federal tax benefit	32	33	(779)
Income (losses) not benefitted	10,679	15,712	8,913
Non-deductible stock compensation expense	266	3	—
Other non-deductible items(1)	252	(31)	(74)
Innovative technology and development incentive	—	(189)	(68)
Foreign tax rate differential	3,499	509	916
APB 23 deferred tax liability	14,675	—	—
Goodwill impairment	5,044	—	—

Income tax provision (benefit)	$14,631	$(1,029)	$(1,106)

(1)	Within the other line in the table above, other non-deductible items were $0.1 million and ($0.2) million for the fiscal years ended January 31, 2017 and 2016, respectively, and were immaterial for fiscal 2015. These items have been aggregated with various adjustments related to differences in prior year U.S. and foreign tax provisions and the actual returns filed.

Our effective tax rate was a provision of 26% for the fiscal year ended January 31, 2017 and a benefit of 2% and 4% for the fiscal years ended January 31, 2016 and 2015, respectively.

The components of deferred income taxes are as follows:

	January 31,
	2017	2016
	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$1,815	$5,041
Deferred revenue	79	346
Stock-based compensation expense	3,730	3,655
U.S. federal, state and foreign tax credits	7,459	7,510
Intangible assets	6,834	7,153
Loss carryforwards	38,356	24,172

Deferred tax assets	58,273	47,877
Less: Valuation allowance	(58,134)	(47,368)

Net deferred tax assets	139	509
Deferred tax liabilities:
APB 23 deferred tax liability	14,675	—
Other	75	75
Property and equipment	121	426

Total net deferred tax (liabilities) assets	$(14,732)	$8

At January 31, 2017, we had federal, state and foreign net operating loss carry forwards of $84.7 million, $117.5 million and $6.3 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2018. Utilization of these net operating loss carry forwards may be limited pursuant to provisions of the respective local jurisdiction. At January 31, 2017, we had a federal capital loss carry forward of $13.1 million. This loss can only be utilized to offset capital gains and it expires in fiscal 2018. In addition, at January 31, 2017, we had federal and state research and development credit carry forwards of $3.6 million and $1.8 million respectively, and state investment tax credit carry forwards of $0.2 million. We also have alternative minimum tax credit carry forwards of $0.6 million which are available to reduce future federal regular income taxes over an indefinite period. We have foreign tax credit carry forwards of $2.0 million which are available to reduce future federal regular income taxes. These credits expire at various dates beginning in fiscal 2018, except for $0.8 million in credits that have an unlimited carryforward period.

We review the adequacy of the valuation allowance for deferred tax assets on a quarterly basis. We have evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets and have established a valuation allowance of $58.1 million for such assets, which are comprised principally of net operating loss carry forwards, research and development credits, deferred revenue, inventory and stock-based compensation. If we generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased $10.7 million from $47.4 million at January 31, 2016.

Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside the United States. Pursuant to Accounting Standard Codification Topic No. 740-30, “Income Taxes-Other Considerations or Special Areas,” undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes under U.S. tax law. Prior to the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested.

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

At January 31, 2017, we have indefinitely reinvested $6.0 million of the cumulative undistributed earnings of certain foreign subsidiaries. The $6.0 million of such earnings would be subject to U.S. taxes if repatriated to the United States. Through January 31, 2017, we have not provided deferred income taxes on these undistributed earnings of our foreign subsidiaries because such earnings are considered to be indefinitely reinvested outside the United States. Determination of the potential deferred income tax liability on these undistributed earnings is not practicable because such liability, if any, is dependent on circumstances existing if, and when, remittance occurs.

There is no certainty as to the timing of when such foreign earnings will be distributed to the United States in whole or in part. Further, when the foreign earnings are distributed via dividend to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

For the fiscal year ended January 31, 2017, we recognized incremental tax benefits of $0.4 million. This incremental tax benefit is primarily due to $0.3 million of tax benefit recorded for the expiration of the statute of limitations and $0.1 million related to effectively settling an audit. We recognize accrued interest and penalties related to uncertain tax positions in income tax expense. A reconciliation of the beginning and ending balance of the total amounts of gross unrecognized tax benefits, excluding interest of $0.3 million, is as follows:

	For the Fiscal Years Ended January 31,
	2017	2016
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$5,151	$5,527
Gross amounts of increases in unrecognized tax benefits as a result of tax positions taken in the current period	321	—
Decrease due to expiration of statute of limitation	(269)	(325)
Decrease for tax positions related to prior years	(96)	—
Effect of currency translation	(14)	(51)

Balance of gross unrecognized tax benefits, end of period	$5,093	$5,151

We file income tax returns in U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013, however, the taxing authorities can still review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers. During fiscal 2017, we closed an audit with the Dutch tax authorities for fiscal years 2010 through 2015.

13. Employee Benefit Plans

We sponsor a 401(k) retirement savings plan (the “Plan”) that covers substantially all domestic employees of SeaChange. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit based on their jurisdiction. Participation in the Plan is available to full-time employees who meet eligibility requirements. We also contribute to various retirement plans for our employees outside the United States according to the local plans specific to each foreign location. Amounts contributed will vary. During fiscal 2017, 2016 and 2015, we contributed $1.4 million, $1.5 million and $1.7 million, respectively.

We have a statutory pension benefit obligation covering current employees in the Philippines. The components of the change in this pension benefit obligation as of January 31, 2017 and 2016 is as follows:

	January 31,
	2017	2016
	(Amounts in thousands)
Projected benefit obligation, beginning of fiscal year	$1,063	$1,247
Service cost	238	288
Interest cost	54	51
Actuarial gain	(801)	(435)
Foreign currency exchange rate changes	(24)	(88)

Projected benefit obligation, end of fiscal year	$530	$1,063

Funded status at end of fiscal year(1)	$530	$1,063

(1)	These unfunded amounts are included in other liabilities, long-term on our consolidated balance sheets for the periods presented.

The following sets forth the components of our net periodic benefit cost under the pension plan:

	January 31,
	2017	2016	2015
	(Amounts in thousands)
Service cost	$238	$288	$176
Interest cost	54	51	39
Actuarial (gain) loss	(801)	(435)	379

Net periodic benefit cost	$(509)	$(96)	$594

Key weighted average assumptions used in the accounting for the pension plan to determine the benefit obligation and net benefit cost were as follows:

	January 31,
	2017	2016
Discount rate	5.72%	5.08%
Compensation increase rate	5.00%	7.00%

We do not anticipate to begin paying this obligation until fiscal 2022 and estimate $0.2 million in benefit payments through fiscal 2028.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share data):

	For the Fiscal Years Ended January 31,
	2017	2016	2015
Net loss from continuing operations	$(71,249)	$(47,697)	$(27,489)
Net income from discontinued operations	—	—	5

Net loss	$(71,249)	$(47,697)	$(27,484)

Weighted average shares used in computing net loss per share—basic and diluted	34,970	33,506	32,772

Net loss per share—basic and diluted:
Loss from continuing operations	$(2.04)	$(1.42)	$(0.84)
Income from discontinued operations	—	—	0.00

Net loss per share—basic and diluted	$(2.04)	$(1.42)	$(0.84)

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	For the Fiscal Year Ended January 31,
	2017	2016	2015
Stock options	1,415	1,493	1,586
Restricted stock units	448	145	217
Deferred stock units	70	31	11
Performance stock units	318	5	—

Total	2,251	1,674	1,814

15. Quarterly Results of Operations—Unaudited

The following table sets forth certain unaudited quarterly results of operations for fiscal 2017 and fiscal 2016. In the opinion of management, this information has been prepared on the same basis as the audited consolidated financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

	Fiscal Year Ended January 31, 2017
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$21,570	$18,452	$19,961	$23,812
Gross profit	9,149	7,456	9,812	15,763
Operating expenses	18,724	19,124	18,247	40,231
Net loss(1)	(8,907)	(26,884)	(8,082)	(27,376)
Loss per share(2):
Basic	$(0.26)	$(0.77)	$(0.23)	$(0.78)
Diluted	$(0.26)	$(0.77)	$(0.23)	$(0.78)

	Fiscal Year Ended January 31, 2016
	Q1	Q2	Q3	Q4
	(Amounts in thousands, except per share data)
Revenue	$23,177	$27,871	$28,747	$27,197
Gross profit	10,116	14,427	6,877	15,419
Operating expenses	19,582	19,177	18,718	37,561
Net loss(3)	(9,825)	(5,027)	(10,565)	(22,280)
Loss per share(2):
Basic	$(0.29)	$(0.16)	$(0.31)	$(0.66)
Diluted	$(0.29)	$(0.16)	$(0.31)	$(0.66)

(1)	Net loss in the fourth quarter of fiscal 2017 includes a $23.7 million loss on impairment of long-lived assets as we found during “Step 2” of our annual goodwill impairment test that the carrying value of our goodwill was greater than the implied fair value. As a result, we recorded an impairment charge of $23.5 million. In addition, we fully impaired the fair market value of our facility in Greenville, New Hampshire by recording an impairment charge of $0.2 million as we feel that the sale of this facility is not imminent due to the facility’s location and the market conditions in the area.
(2)	The sum of per share data may not agree to annual amounts due to rounding.
(3)	Net loss in the fourth quarter of fiscal 2016 includes a $21.5 million loss on impairment of long-lived assets as a result of our decision to enter into a restructuring plan relating to the Timeline Labs operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Edward Terino, our Chief Executive Officer, and Peter R. Faubert, our Chief Financial Officer, participated in this evaluation. Based upon that evaluation, Messrs. Terino and Faubert concluded that our disclosure controls and procedures were not effective as of January 31, 2017 due to material weaknesses described in the Report of Management on Internal Control Over Financial Reporting below relating to the design of controls around certain professional services revenue recognition on projects generating revenue of less than $25,000 per month, deferred revenue related to undelivered products reconciled the month prior to quarter end and rolled forward and journal entry review processes at an international subsidiary for journal entries less than $50,000. In addition, we identified an ineffective control related to currency translation adjustments arising from intercompany notes.

Notwithstanding the material weaknesses discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. These material weaknesses did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control—Integrated Framework.

During fiscal 2017, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As part of our evaluation of internal control over financial reporting described above, we concluded that, as of January 31, 2017, we did not maintain effective internal control over financial reporting. We reached that conclusion because, out of over 100 controls in place and tested, we did not design and maintain effective internal controls over the following three items:

•	insufficient review procedures around a) professional service revenue on projects with revenue below $25,000 monthly, and b) deferred revenue related to undelivered products reconciled the month prior to quarter end and rolled forward; Specifically, our controls are not appropriately designed to review professional services revenue recognized on projects below $25,000, or review deferred revenue related to undelivered products at quarter end.

•	lack of evidence of management review over the preparation of journal entries under $50,000 at an international subsidiary; Specifically, our controls are not appropriately designed to ensure journal entries under $50,000 at an international subsidiary are complete and accurate.

•	ineffective control around the identification of currency translation adjustments resulting from revaluation of a Euro denominated non-recurring intercompany note payable to an international subsidiary with a U.S. dollar functional currency. Specifically, the Company did not maintain effective controls related to the identification and review of currency translation adjustments associated with an intercompany note payable.

Controls that were historically in place did not always address relevant risks and were not performed on all relevant transactions. In addition, the level of precision of the management review controls was not sufficient to identify all potential errors.

Notwithstanding the material weaknesses discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. These material weaknesses did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

The effectiveness of our internal control over financial reporting as of January 31, 2017 has been audited by Grant Thornton LLP, our independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Form 10-K.

(C) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is in the process of designing and implementing a remediation plan intended to address the control deficiencies which resulted in the material weaknesses described above. The following actions have begun and will be further developed during the fiscal year ended January 31, 2018:

•	We are enhancing our internal controls over financial reporting to expand our review of professional services revenue to include revenue recognized on projects below $25,000. In addition, we are developing a system improvement to allow us to review deferred revenue related to undelivered products at quarter end.

•	We are enhancing our internal controls over financial reporting to include a review of all journal entries at an international subsidiary to ensure the journal entries are complete and accurate. In addition, the corporate controller will review the journal entries from this international subsidiary on a quarterly basis.

•	We are enhancing our internal controls over financial reporting to develop a process whereby the corporate controller and tax director will review the impact of currency translation adjustments on intercompany notes payable on a quarterly basis.

We will provide continuing updates in our SEC filings on this remediation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors is hereby incorporated by reference from the information contained under the heading “Election of Directors” in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about July 13, 2017 which will be filed with the Commission within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

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

Equity Compensation Plan Information

The following table provides information about the common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of January 31, 2017, including our Amended and Restated 2011 Compensation and Incentive Plan (the “2011 Plan”).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,141,567	$4.70	393,403	(2)

(1)	Consists of the 2011 Plan and the Amended and Restated 2005 Equity Compensation and Incentive Plan.
(2)	As of January 31, 2017, there were 393,403 shares remaining available for issuance under the 2011 Plan.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Index to the Consolidated Financial Statements

The following Consolidated Financial Statements of the Registrant are included in Part II, Item 8., “Financial Statements and Supplementary Data,” of this Form 10-K:

(a)(2) Index to Financial Statement Schedule

The following Financial Statement Schedule of the Registrant is filed as part of this report:

Page
Schedule II—Valuation and Qualifying Accounts	118

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

3.2	Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on 10-Q previously filed on December 15, 2000 with the Commission (Filed No. 000-21393) and incorporated herein by reference).

3.3	Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on December 6, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

4.1	Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

Exhibit No.	Description

10.1	Second Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 20, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed July 20, 2011 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.3	Form of Incentive Stock Option Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.4	Form of Deferred Stock Unit Award Grant Notice pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.5	Form of Non-Qualified Stock Option Agreement for Employees pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.6	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 4, 2014 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.7	Amended and Restated 2005 Equity Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 25, 2007 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.8	Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.9	Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.10	Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed on April 17, 2006 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.11	Amended and Restated 1995 Stock Option Plan (filed as Annex B to the Company’s Proxy Statement on Schedule 14a previously filed on May 31, 2001 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.12	Form of Incentive Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

Exhibit No.	Description

10.13	Form of Non-Qualified Stock Option Agreement pursuant to SeaChange’s Amended and Restated 1995 Stock Option Plan (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.14	1996 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the Commission (File No. 333-12233) and incorporated herein by reference).

10.15	Form of Indemnification Agreement (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on April 10, 2013 (File No. 000-21393) and incorporated herein by reference).

10.16	SeaChange International, Inc. 2015 Employee Stock Purchase Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 22, 2015 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.17	Form of Performance Stock Unit Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.18	Amended and Restated Change-in-Control Severance Agreement, dated as of January 26, 2016, by and between the Company and Edward Terino (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K previously filed on January 28, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.19	Change-in-Control Severance Agreement, dated as of July 6, 2016, by and between the Company and Peter Faubert (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K previously filed on July 7, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.20	Change-in-Control Severance Agreement, dated as of January 31, 2017, by and between the Company and Jon Rider (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on February 3, 2017 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.21	Amended and Restated Change-in-Control Severance Agreement, dated as of January 26, 2016, by and between the Company and David McEvoy (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K previously filed on January 28, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.22	Employee Separation Agreement and Voluntary Release of Claims, dated as of July 6, 2016, by and between the Company and Anthony Dias (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on July 7, 2016 with the Commission (File No. 000-21393) and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Provided herewith.

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

SEACHANGE INTERNATIONAL, INC.

Schedule II—Valuation and Qualifying Accounts

For the Fiscal Years Ended January 31, 2017, 2016 and 2015

		Additions		Deductions and write- offs	Balance at end of period
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts
	(Amounts in thousands)
Accounts Receivable Allowance:
Year ended January 31, 2017	$415	$597	$(61)	$(75)	$876
Year ended January 31, 2016	$400	$59	$—	$(44)	$415
Year ended January 31, 2015	$327	$80	$—	$(7)	$400

Deferred Tax Assets Valuation Allowance:
Year ended January 31, 2017	$47,368	$10,766	$—	$—	$58,134
Year ended January 31, 2016	$30,369	$16,999	$—	$—	$47,368
Year ended January 31, 2015	$20,789	$9,580	$—	$—	$30,369

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: April 17, 2017	By:	/s/ EDWARD TERINO
Edward Terino
Chief Executive Officer and Director

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward Terino and Peter R. Faubert, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ EDWARD TERINO Edward Terino	Chief Executive Officer, Director (Principal Executive Officer)	April 17, 2017

/s/ PETER R. FAUBERT Peter R. Faubert	Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer (Principal Financial and Accounting Officer)	April 17, 2017

/s/ MARY PALERMO COTTON Mary Palermo Cotton	Director	April 17, 2017

/s/ STEVE CRADDOCK Steve Craddock	Director	April 17, 2017

/s/ WILLIAM MARKEY William Markey	Director	April 17, 2017

/s/ THOMAS F. OLSON Thomas F. Olson	Director	April 17, 2017

/s/ ED WILSON Ed Wilson	Director	April 17, 2017