Form 10-Q
period 2017-04-30
SEACHANGE INTERNATIONAL INC
filed 2017-06-07
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s Common Stock on June 2, 2017 was 35,330,542.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 30,	January 31,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,843	$28,302
Restricted cash	7	109
Marketable securities	7,245	5,253
Accounts and other receivables, net of allowance for doubtful accounts of $876 at April 30, 2017 and January 31, 2017, respectively	15,225	25,985
Unbilled receivables	7,280	6,553
Inventories, net	597	770
Prepaid expenses and other current assets	2,415	2,393

Total current assets	59,612	69,365
Property and equipment, net	11,156	11,485
Marketable securities, long-term	2,989	4,991
Investments in affiliates	2,000	2,000
Intangible assets, net	2,282	2,603
Goodwill, net	23,623	23,287
Other assets	2,019	2,336

Total assets	$103,681	$116,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,063	$4,978
Deferred revenues	9,747	12,517
Other accrued expenses	6,841	9,928

Total current liabilities	19,651	27,423
Deferred revenue, long-term	1,922	2,419
Deferred tax liabilities, long-term	15,123	14,732
Taxes payable, long-term	1,461	1,427
Other liabilities, long-term	544	530

Total liabilities	38,701	46,531

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,368,973 shares issued and 35,328,483 outstanding at April 30, 2017, and 35,339,232 shares issued and 35,298,742 outstanding at January 31, 2017	354	353
Additional paid-in capital	237,579	236,677
Treasury stock, at cost; 40,490 common shares at April 30, 2017 and January 31, 2017, respectively	(5)	(5)
Accumulated loss	(167,489)	(162,118)
Accumulated other comprehensive loss	(5,459)	(5,371)

Total stockholders’ equity	64,980	69,536

Total liabilities and stockholders’ equity	$103,681	$116,067

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	April 30,
	2017	2016
Revenues:
Products	$2,749	$4,200
Services	13,918	17,370

Total revenues	16,667	21,570

Cost of revenues:
Products	554	1,574
Services	5,807	10,459
Provision for loss contract	173	—
Amortization of intangible assets	254	316
Stock-based compensation expense	2	72

Total cost of revenues	6,790	12,421

Gross profit	9,877	9,149

Operating expenses:
Research and development	5,378	8,699
Selling and marketing	2,937	3,557
General and administrative	3,643	4,071
Amortization of intangible assets	344	450
Stock-based compensation expense	875	40
Professional fees - other	21	132
Severance and other restructuring costs	2,147	1,775

Total operating expenses	15,345	18,724

Loss from operations	(5,468)	(9,575)
Other income, net	366	922

Loss before income taxes	(5,102)	(8,653)
Income tax provision	269	254

Net loss	$(5,371)	$(8,907)

Net loss	$(5,371)	$(8,907)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(80)	607
Unrealized (loss) gain on marketable securities	(8)	9

Comprehensive loss	$(5,459)	$(8,291)

Net loss per share:
Basic	$(0.15)	$(0.26)

Diluted	$(0.15)	$(0.26)

Weighted average common shares outstanding:
Basic	35,309	34,354

Diluted	35,309	34,354

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,371)	$(8,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	620	794
Provision for loss contract	173	—
Amortization of intangible assets	598	766
Stock-based compensation expense	877	112
Deferred income taxes	388	—
Other	(92)	40
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	10,869	5,363
Unbilled receivables	(630)	(664)
Inventories	154	(91)
Prepaid expenses and other assets	403	853
Accounts payable	(1,717)	(1,736)
Accrued expenses	(3,865)	(2,125)
Deferred revenues	(3,310)	80
Other	(14)	29

Total cash used in operating activities	(917)	(5,486)

Cash flows from investing activities:
Purchases of property and equipment	(196)	(159)
Purchases of marketable securities	—	(502)
Other investing activities	221	(106)

Total cash provided by (used in) investing activities	25	(767)

Cash flows from financing activities:
Proceeds from issuance of common stock	26	33
Payments of withholding tax on RSU vesting	(9)	(76)
Other financing activities	—	(3)

Total cash provided by (used in) financing activities	17	(46)

Effect of exchange rate changes on cash	(584)	(922)

Net decrease in cash and cash equivalents	(1,459)	(7,221)

Cash and cash equivalents, beginning of period	28,302	58,733

Cash and cash equivalents, end of period	$26,843	$51,512

Supplemental disclosure of cash flow information:
Income taxes paid	$136	$43
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for deferred stock consideration obligation	$—	$3,205

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports as well as rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring items, necessary to present a fair presentation of the consolidated financial statements for the periods shown. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and related footnotes included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. The balance sheet data as of January 31, 2017 that is included in this Quarterly Report on Form 10-Q (“Form 10-Q”) was derived from our audited financial statements. We have reclassified certain amounts previously reported in our financial statements to conform to current presentation.

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three months ended April 30, 2017, there have been no material changes to our significant accounting policies that were described in our fiscal 2017 Form 10-K, as filed with the SEC.

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

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access cash resulting from earnings in prior fiscal years that had previously been deemed permanently restricted for foreign investment would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016. We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings. The balance of the deferred tax liability is $15.1 million as of April 30, 2017.

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

In the third quarter of fiscal 2017, we finalized our “Step 1” analysis of our annual goodwill impairment test. Our forecast indicated that the estimated fair value of net assets may be less than its carrying value which is a potential indicator of impairment. As such, we were required to perform “Step 2” of the impairment test during which we compared the implied fair value of our goodwill to its carrying value. We completed the goodwill impairment testing of our reporting unit during the fourth quarter of fiscal 2017. Since the implied fair value of goodwill was determined to be lower than its carrying value, we recorded an impairment charge of $23.5 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss in January 2017.

In the fourth quarter of fiscal 2017, a certain cost-method investment was determined to be impaired and written off. Accordingly, we recorded a $0.5 million impairment charge in January 2017 which was included in loss on investment in affiliates in our consolidated statements of operations and comprehensive loss. The cost-method investment is a privately-held entity without quoted market prices and therefore, falls within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine its fair value. In determining the fair value of this cost-method investment, we considered many factors including, but not limited to, operating performance of the investee, the amount of cash that the investee has on hand and the overall market conditions in which the investee operates.

Liquidity

We continue to realize the savings related to the restructuring of our In-Home business from Milpitas to Poland. Additionally, during the first quarter of fiscal 2018, we made significant reductions to our headcount as part of our ongoing restructuring effort of which we expect to generate annualized savings of approximately $10 million. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

The fair value hierarchy is broken down into three levels based on the reliability of inputs and requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required, as well as the assets and liabilities that we value using those levels of inputs:

•	Level 1 – Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.

•	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not very active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of cost-method investments is valued using Level 3 inputs.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2017 and January 31, 2017. There were no fair value measurements of our financial assets and liabilities using significant Level 3 inputs for the periods presented:

		Fair Value at April 30, 2017 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	April 30,	Identical Assets	Inputs
	2017	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$2,740	$2,740	$—
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	4,748	4,748	—
U.S. government agency issues	2,497	—	2,497
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	1,495	1,495	—
U.S. government agency issues	1,494	—	1,494

Total	$12,974	$8,983	$3,991

		Fair Value at January 31, 2017 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	January 31,	Identical Assets	Inputs
	2017	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (a)	$2,726	$2,726	$—
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	4,253	4,253	—
U.S. government agency issues	1,000	—	1,000
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	1,997	1,997	—
U.S. government agency issues	2,994	—	2,994

Total	$12,970	$8,976	$3,994

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheets and are valued at quoted market prices for identical instruments in active markets.

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

In the third quarter of fiscal 2017, we finalized our “Step 1” analysis of our annual goodwill impairment test. Our forecast indicated that the estimated fair value of our reporting unit’s net assets may be less than its carrying value which is a potential indicator of impairment. As such, we were required to perform “Step 2” of the impairment test during which we compared the implied fair value of our goodwill to its carrying value. We completed the goodwill impairment testing of our reporting unit during the fourth quarter of fiscal 2017 and recorded an impairment charge of $23.5 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss. This impairment was determined based on Level 2 inputs, as we used a third-party valuation firm to assist in calculating the fair value.

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

We also have direct investments in privately-held companies, with which we do not have significant influence over their operating and financial activities and account for under the cost-method of accounting. Management periodically assesses these investments for other-than-temporary impairment, considering available information provided by the investees and any other readily available market data. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value.

In the fourth quarter of fiscal 2017, we determined that the fair value of a certain cost-method investments was less than its carrying value. Accordingly, we recorded a $0.5 million impairment charge in January 2017 which is included in loss on investment in affiliates in our consolidated statements of operations and comprehensive loss. The cost-method investment is a privately-held entity without quoted market prices and therefore, falls within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine its fair value. In determining the fair value of this cost-method investment, we considered many factors including, but not limited to, operating performance of the investee, the amount of cash that the investee has on hand and the overall market conditions in which the investee operates. For the three months ended April 30, 2017, we determined there were no other-than-temporary impairments on our remaining cost method investments.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, and U.S. government agency notes and bonds as of April 30, 2017 and January 31, 2017. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other income, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of the three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of April 30, 2017 and January 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 30, 2017
Cash	$24,103	$—	$—	$24,103
Cash equivalents	2,740	—	—	2,740

Cash and cash equivalents	26,843	—	—	26,843

U.S. treasury notes and bonds - short-term	4,748	1	(1)	4,748
U.S. treasury notes and bonds - long-term	1,502	—	(7)	1,495
U.S. government agency issues - short-term	2,482	15	—	2,497
U.S. government agency issues - long-term	1,504	—	(10)	1,494

Total cash, cash equivalents and marketable securities	$37,079	$16	$(18)	$37,077

January 31, 2017
Cash	$25,576	$—	$—	$25,576
Cash equivalents	2,726	—	—	2,726

Cash and cash equivalents	28,302	—	—	28,302

U.S. treasury notes and bonds - short-term	4,248	5	—	4,253
U.S. treasury notes and bonds - long-term	2,003	—	(6)	1,997
U.S. government agency issues - short-term	991	9	—	1,000
U.S. government agency issues - long-term	2,996	—	(2)	2,994

Total cash, cash equivalents and marketable securities	$38,540	$14	$(8)	$38,546

The gross realized gains and losses on sale of available-for-sale securities as of April 30, 2017 and January 31, 2017 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of April 30, 2017 are as follows (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$7,245
Maturity between one and five years	2,989

Total	$10,234

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at April 30, 2017 and January 31, 2017 was $37.1 million and $38.7 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets.

4.	Acquisitions

DCC Labs

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. The stock consideration was determined by dividing the total value of $2.7 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all of the stock (681,278 shares) were initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement. One-third of the stock in escrow will be released to the former DCC Labs owners annually on the anniversary date of the acquisition beginning on May 5, 2017 and ending May 5, 2019, and one-half of the cash in escrow will be released to the former DCC Labs owners on May 5, 2017 and May 5, 2018. On May 5, 2017, $0.3 million in cash and 227,092 shares of our common stock initially deposited with an Escrow Agent were disbursed to the sellers.

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

We accounted for the acquisition of DCC Labs as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value. The amount by which the purchase price exceeds the fair value of the net assets acquired was recorded as goodwill. We engaged an independent appraiser to assist management in assessing the fair values of the tangible and intangible assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. Assets acquired in the acquisition include receivables, prepaid expenses and property and equipment while liabilities assumed include accounts payable, other accrued expenses, deferred taxes and income taxes payable. The amounts recorded for these assets and liabilities are final, based on information obtained about the facts and circumstances that existed as of the acquisition date.

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

		$810

Impact to Fiscal 2018 Financial Results

DCC Labs’ financial results have been included in our fiscal 2017 consolidated financial results only for the period from the May 5, 2016 acquisition date through January 31, 2017. As a result, our consolidated financial results for the comparable three month period ended April 30, 2016 does not reflect DCC Labs’ results for that period. For the three months ended April 30, 2017, DCC Labs’ revenue was not significant and its operating loss was $1.2 million.

Acquisition-related Costs

In connection with the acquisition, we incurred approximately $0.2 million in acquisition-related costs, including legal, accounting and other professional services for fiscal 2017. The acquisition costs were expensed as incurred and included in professional fees – other, in our consolidated statements of operations and comprehensive loss for the period ended January 31, 2017.

5.	Consolidated Balance Sheet Detail

Inventories, net

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	As of
	April 30,	January 31,
	2017	2017
	(Amounts in thousands)
Components and assemblies	$368	$500
Finished products	229	270

Total inventories, net	$597	$770

Property and equipment, net

Property and equipment, net consists of the following:

	Estimated	As of
	Useful	April 30,	January 31,
	Life (Years)	2017	2017
		(Amounts in thousands)
Land		$2,780	$2,780
Buildings	20	11,785	11,726
Office furniture and equipment	5	1,283	1,091
Computer equipment, software and demonstration equipment	3	18,227	18,194
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	1,067	1,064

		36,300	36,013
Less - Accumulated depreciation and amortization		(25,144)	(24,528)

Total property and equipment, net		$11,156	$11,485

Depreciation and amortization expense on property and equipment, net was $0.6 million and $0.8 million for the three months ended April 30, 2017 and 2016, respectively.

Other accrued expenses

Other accrued expenses consist of the following:

	As of
	April 30,	January 31,
	2017	2017
	(Amounts in thousands)
Accrued compensation and commissions	$1,191	$1,799
Accrued bonuses	1,092	1,871
Accrued restructuring	496	1,023
Employee benefits	592	885
Accrued provision for contract loss	308	168
Accrued other	3,162	4,182

Total other accrued expenses	$6,841	$9,928

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill of the Company below its carrying amount. At April 30, 2017 and January 31, 2017, we had goodwill of $23.6 million and $23.3 million, respectively. The following table represents the changes in the carrying amount of goodwill for the three months ended April 30, 2017 (amounts in thousands):

Balance as of February 1, 2017:
Goodwill, gross	$62,566
Accumulated impairment losses	(39,279)

Goodwill, net	23,287
Cumulative translation adjustment	336

Balance as of April 30, 2017:
Goodwill, gross	62,902
Accumulated impairment losses	(39,279)

Goodwill, net	$23,623

We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year or sooner if an indicator of impairment occurs. In the second quarter of fiscal 2017, triggering events prompted us to perform “Step 1” of the goodwill impairment test. The triggering events included; a sustained decrease in our stock price during the period, the withdrawal of the permanent reinvestment assertion on earnings generated by our Irish operations and a decline in actual revenue for the quarter compared to projected amounts, which was previously reported in a Current Report on Form 8-K furnished to the SEC on August 23, 2016. The outcome of that preliminary “Step 1” analysis revealed that as of July 31, 2016, the fair value of the net assets exceeded its carrying value by a range of $15.4 million to $25.0 million, or 15.0% to 24.4% of the carrying value of our net assets.

During the third quarter of fiscal 2017, we finalized our “Step 1” analysis of the goodwill impairment test. Our forecast indicated that the estimated fair value of net assets may be less than the carrying value which is a potential indicator of impairment. As such, we were required to perform “Step 2” of the impairment test during which we compare the implied fair value of our goodwill to its carrying value.

We determined based on “Step 1” of our fiscal 2017 annual impairment test, that the fair value of our reporting unit was less than its carrying value, which was $102.5 million at August 1, 2016. Since the estimated fair value of our reporting unit was less than its carrying value, we determined that it was necessary to perform “Step 2” of the impairment test. In “Step 2” of the impairment test we compared the implied fair value of our goodwill to its carrying value. After adjusting the carrying value of all assets, liabilities and equity to fair value at August 1, 2016, the estimated implied fair value of goodwill was calculated to be $22.3 million. Since the implied fair value of goodwill of $22.3 million is less than the carrying value of $45.8 million as of August 1, 2016, we recorded an impairment charge of $23.5 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss in January 2017.

There were no indicators of impairment during the first quarter of fiscal 2018. Therefore, no impairment test was required.

Intangible Assets

Intangible assets, net, consisted of the following at April 30, 2017 and January 31, 2017:

	Weighted average	As of April 30, 2017			As of January 31, 2017
	remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	2.3	$30,260	$(28,488)	$1,772	$30,056	$(28,019)	$2,037
Non-compete agreements	2.4	2,406	(2,390)	16	2,374	(2,356)	18
Completed technology	1.0	10,620	(10,173)	447	10,496	(9,997)	499
Trademarks, patents and other	3.0	7,133	(7,086)	47	7,125	(7,076)	49

Total finite-life intangible assets	2.3	$50,419	$(48,137)	$2,282	$50,051	$(47,448)	$2,603

As of April 30, 2017, the estimated future amortization expense for our finite-life intangible assets is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2018 (for the remaining nine months)	$1,204
2019	837
2020	236
2021	5
2022	—
2023 and thereafter	—

Total	$2,282

7.	Commitments and Contingencies

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

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us. There are no current pending legal proceedings, in the opinion of management, that would have a material adverse effect on our financial position, results from operations and cash flows. There is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will not have a material adverse effect on our financial position, results from operations or cash flows.

We warrant that our products, including software products, will substantially perform in accordance with our standard published specifications in effect at the time of delivery. In addition, we provide maintenance support to our customers and therefore allocate a portion of the product purchase price to the initial warranty period and recognize revenue on a straight-line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When we enter into arrangements that include revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.

8.	Severance and Other Restructuring Costs

Restructuring Costs

During the three months ended April 30, 2017, we incurred restructuring charges of $2.1 million primarily from employee-related benefits for terminated employees and costs to close facilities.

The following table shows the activity in accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of April 30, 2017 (amounts in thousands):

	Employee- Related	Closure of Leased	Other
	Benefits	Facilities	Restructuring	Total
Accrual balance as of January 31, 2017	$785	$130	$108	$1,023
Restructuring charges incurred	2,002	15	122	2,139
Cash payments	(2,367)	(160)	(144)	(2,671)
Other charges	5	—	—	5

Accrual balance as of April 30, 2017	$425	$(15)	$86	$496

During the third quarter of fiscal 2017, we implemented a restructuring program (“Restructuring Plan”) with the purpose of reducing costs and assisting in restoring SeaChange to profitability and positive cash flow. The total estimated restructuring costs associated with the Restructuring Plan are anticipated to be approximately $5.3 million and will be recorded in severance and other restructuring costs in our consolidated statements of operations and comprehensive loss as they are incurred. We recorded $2.1 million of restructuring expense in connection with this plan during the three months ended April 30, 2017, which was primarily made up of employee-related costs. Since its implementation, we have recognized $5.2 million in restructuring charges related to the Restructuring Plan and we expect to incur any remaining charges by the end of fiscal 2018. Any changes to the estimate of executing the Restructuring Plan will be reflected in our future results of operations.

During the second quarter of fiscal 2017, we restructured our operations in connection with the acquisition of DCC Labs. This restructuring resulted in a workforce reduction within our In-Home engineering and services organization and in the closing of our facility in Portland, Oregon and a substantial reduction to our facility in Milpitas, California. We incurred charges totaling $1.9 million in severance and other restructuring costs from the second quarter of fiscal 2017 through the first quarter of fiscal 2018 related to the acquisition of DCC Labs. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. As of April 30, 2017, there were 456,677 shares available for future grant under the 2011 Plan.

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

We have granted market-based options to certain newly appointed officers. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options. The fair value of these 800,000 stock options was estimated to be $2.1 million. As of April 30, 2017, $0.6 million remained unamortized on these market-based stock options, which will be expensed over the next 2.1 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was not significant for the three months ended April 30, 2017.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the three months ended April 30, 2017:

		Changes in
	Foreign	Fair Value of
	Currency	Available-
	Translation	for-Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2017	$(5,377)	$6	$(5,371)
Other comprehensive loss	(80)	(8)	(88)

Balance at April 30, 2017	$(5,457)	$(2)	$(5,459)

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

Significant Customers

One customer accounted for 28% and 32% of our total revenues for the three months ended April 30, 2017 and 2016.

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended April 30,
	2017		2016
	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America (1)	$8,326	50%	$10,671	50%
Europe and Middle East	7,165	43%	9,141	42%
Latin America	721	4%	1,185	5%
Asia Pacific	455	3%	573	3%

Total	$16,667		$21,570

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended
	April 30,
	2017	2016
U.S. Revenue	$7,028	$8,446
% of total revenues	42.2%	39.2%

12.	Income Taxes

We recorded an income tax provision of $0.3 million for each of the three months ended April 30, 2017 and 2016. Our effective tax rate in fiscal 2018 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2017, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2017	2016
Net loss	$(5,371)	$(8,907)

Weighted average shares used in computing net loss per share - basic and diluted	35,309	34,354

Net loss per share:
Basic	$(0.15)	$(0.26)

Diluted	$(0.15)	$(0.26)

The number of common shares used in the computation of diluted net loss per share for the three months ended April 30, 2017 and 2016 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended
	April 30,
	2017	2016
Stock options	1,698	927
Restricted stock units	1,126	896
Deferred stock units	106	74
Performance stock units	316	—

Total	3,246	1,897

14.	Recent Accounting Standard Updates

We consider the applicability and impact of all ASUs on our consolidated financial statements. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations. Recently issued ASUs which we feel may be applicable to us are as follows:

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

Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09. In March 2016, the FASB issued ASU 2016-10, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-08 “Identifying Performance Obligations and Licensing,” which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. And in May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We are continuing to evaluate what impact future adoption of this guidance will have on our consolidated financial statements.

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

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting under ASC 718. The guidance is effective for us beginning in the first quarter of fiscal 2019 and early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

We adopted this guidance effective February 1, 2017, the beginning of our fiscal 2018. Upon adoption, excess tax benefits from share-based award activity are reflected in the consolidated statements of operations and comprehensive loss as a component of income tax provision, whereas previously, such income tax benefits were recognized as part of additional paid-in capital and could not be recognized until they were realized through a reduction in income taxes payable. Due to our current net operating loss and valuation allowance position, the new standard will not immediately cause volatility in our effective tax rates and earnings per share due to the tax effects related to share-based payments being recorded to the consolidated statements of operations and comprehensive loss. We have excess tax benefits of $1.8 million that increased the deferred tax assets related to our various tax attribute carryforwards upon adoption of ASU 2016-09 and a corresponding increase to our valuation allowance, consistent with our existing valuation allowance assessment. The volatility in future periods will depend on the valuation allowance, our stock price at the awards’ vest dates, and the number of awards that vest in each period. We have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the guidance, rather than electing to account for forfeitures as they occur.

This ASU requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis and we have made the appropriate changes to the statements of cash flows as of April 30, 2017 and 2016 included in this Form 10-Q.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and such statements involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2017 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

We are an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video headquartered in Acton, Massachusetts. Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for cable television system operators, telecommunications companies, satellite operators and media companies. We currently operate under one reporting segment.

We address what we see as the continuing rise of OTT services by such companies as Netflix, Hulu and Amazon and by media companies such as HBO, CBS and BBC. This rise of OTT video services in the United States has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms. We have been increasing our strategic investments in research and development related to our cloud-based offerings, as well as in sales and marketing as we focus on our go-to-market efforts in this area.

We continue to invest in our Rave premium OTT video platform (“Rave”) which is our cloud-based software-as-a-service (“SaaS”) offering that permits service providers and media companies to offer features and functions through a service hosted and managed by SeaChange, reducing cost and increasing speed and ease of use for end users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide OTT services, we can meet their growing needs and help them get to market faster, which will help them drive new revenue growth. Recognizing the importance of OTT, we have architected our cloud solutions and products to make integrating with existing networks simple and this is a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

We expect to increase software sales in North America and Europe, the Middle East and Africa (“EMEA”) through targeted sales efforts in those regions. In addition, we believe that we have the opportunity for revenue growth by expanding our selling efforts in new geographic areas such as Asia Pacific and Latin America. We also believe that our existing service operator customers will continue upgrading to new features that can increase average revenue per subscriber, reduce operating and capital expenses, and lower customer churn.

We continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Changes to estimated times to complete long-term projects;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Timing of customers in selecting programs to launch our services to their end users;

•	The ability of our customers to process the purchase order within their organization in a timely manner;

•	The transition from perpetual license to subscription, cloud-based revenue;

•	Budgetary approvals by our customers for capital purchases;

•	Uncertainty caused by potential consolidation in the industry; and

•	Changes in foreign exchange rates.

These, together with other factors, could result in reductions in sales of our products, longer sales cycles, difficulties in collection of accounts receivable, a longer period of time before we may recognize revenue attributable to a sale, changes in cost estimates on long-term contracts that could result in a loss provision, gross margin deterioration, slower adoption of new technologies, the transition to software-as-a-service (“SaaS”) delivery, and increased price competition.

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. The stock consideration was determined by dividing the total value of $2.7 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all of the stock (681,278 shares) were initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement. One-third of the stock in escrow will be released to the former DCC Labs owners annually on the anniversary date of the acquisition beginning on May 5, 2017 and ending May 5, 2019, and one-half of the cash in escrow will be released to the former DCC Labs owners on May 5, 2017 and May 5, 2018. On May 5, 2017, $0.3 million in cash and 227,092 shares of our common stock initially deposited with an Escrow Agent were disbursed to the sellers.

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

In conjunction with the DCC Labs acquisition, SeaChange commenced a workforce reduction within its In-Home engineering and services organization, which allowed us to achieve approximately $8 million in annualized cost savings. This reduction in workforce has resulted in aggregate charges of $1.9 million in severance and other restructuring costs since its implementation.

In addition to the reduction in workforce associated with the acquisition of DCC Labs, we implemented additional company-wide cost savings efforts during the second half of fiscal 2017, which includes a worldwide reduction in workforce, to help improve operations and optimize our cost structure with the goal of assisting in restoring SeaChange to profitability and positive cash flow. In the first quarter of fiscal 2018, we recognized $2.1 million of restructuring costs related to these cost-saving initiatives and have recognized $5.2 million since the program was implemented.

We recorded an income tax provision of $14.6 million in fiscal 2017, primarily relating to deferred income tax expense of $14.7 million related to the undistributed foreign earnings of certain of our foreign subsidiaries. Prior to the end of the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested and, accordingly were not subject to U.S. income taxes. In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016, and recorded a deferred tax liability of $14.7 million related to the foreign income on the $58.6 million of undistributed earnings. As of April 30, 2017, the balance of the deferred tax liability is $15.1 million. There is no certainty as to the timing of when such foreign earnings will be distributed via dividend to the United States in whole or in part. In addition, when the foreign earnings are distributed to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three months ended April 30, 2017 and 2016:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$2,749	$4,200	$(1,451)	(34.5%)
Service	13,918	17,370	(3,452)	(19.9%)

Total revenues	16,667	21,570	(4,903)	(22.7%)

Cost of product revenues	580	1,656	(1,077)	(65.0%)
Cost of service revenues	6,037	10,765	(4,727)	(43.9%)
Provision for loss contract	173	—	173	100.0%

Total cost of revenues	6,790	12,421	(5,631)	(45.3%)

Gross profit	$9,877	$9,149	$728	8.0%

Gross product profit margin	78.9%	60.6%		18.3%
Gross service profit margin	55.4%	38.0%		17.4%
Gross profit margin	59.3%	42.4%		16.9%

Product Revenue. The decrease in product revenue for the three months ended April 30, 2017 of $1.5 million was primarily due to a $0.7 million decrease in our video platform revenue as compared to the same period of fiscal 2017. Also, there was a $0.5 million decrease in revenue from third-party product revenue.

Service Revenue. Service revenue decreased $3.5 million for the three months ended April 30, 2017, as compared to the same period of fiscal 2017, primarily due to less revenue recognized for professional services provided on our video platform during the current fiscal year period. Additionally, there was a decrease in maintenance and support revenue provided on post-warranty contracts. However, we did recognize higher revenue on our subscriptions and SaaS sales during the first quarter of fiscal 2018, as compared to the same period of fiscal 2017.

During each of the three months ended April 30, 2017 and 2016, one customer accounted for more than 10% of our total revenue. See Note 11, “Segment Information, Significant Customers and Geographic Information,” to our consolidated financial statements for more information.

International revenues accounted for approximately 58% and 61% of total revenues in the three months ended April 30, 2017 and 2016, respectively. The decrease in the international sales as a percentage of total revenue for the three months ended April 30, 2017, as compared to the same prior period is primarily due to the decrease in revenue outside the United States at a higher rate than the decrease in domestic revenue.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin increased 17 percentage points for the three months ended April 30, 2017, as compared to the same period of the prior fiscal year. Product gross margin increased 18 percentage points for the three months ended April 30, 2017, as compared to the same period in the prior fiscal year, primarily due to a decrease in costs, specifically employee-related costs resulting from the cost-savings initiatives implemented beginning in the third quarter of fiscal 2017. Service profit margins increased 17 percentage points for the three months ended April 30, 2017, as compared to the same period of the prior fiscal year. This is also due to lower employee-related costs described above.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$5,378	$8,699	$(3,321)	(38.2%)
% of total revenues	32.3%	40.3%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three months ended April 30, 2017, research and development costs decreased $3.3 million, as compared to the same period of fiscal 2017, primarily due to lower labor costs associated with the decreased headcount from the restructuring of the research and development group after our acquisition of DCC Labs in May 2016 and to cost-savings efforts implemented in the second half of fiscal 2017.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$2,937	$3,557	$(620)	(17.4%)
% of total revenues	17.6%	16.5%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.6 million for the three months ended April 30, 2017, as compared to the same period of the prior fiscal year, primarily due to lower employee-related costs. These lower costs were a result of the cost-savings initiatives implemented in the second half of fiscal 2017. This restructuring resulted in terminations of eight sales and marketing employees, including two senior vice presidents. In addition, commission expense was lower for the three months ended April 30, 2017 due to lower revenues and a change in the commission payment policy. Partially offsetting the decrease for each period is an increase in marketing payroll costs resulting from the addition of employees from the DCC Labs acquisition in May 2016.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,643	$4,071	$(428)	(10.5%)
% of total revenues	21.9%	18.9%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased in the three months ended April 30, 2017, as compared to the same period of fiscal 2017, primarily due to a decrease in labor costs resulting from the reduction of our headcount as part of our cost-savings initiatives implemented in the second half of fiscal 2017. This decrease was partially offset by an increase in professional fees, such as internal and external audit fees as well as consulting work for research on executive and board compensation.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$598	$766	$(168)	(21.9%)
% of total revenues	3.6%	3.6%

Amortization expense relates to the costs of acquired intangible assets and capitalized internally-developed software costs. The decrease in amortization expense for the three months ended April 30, 2017, as compared to the same period of fiscal 2017, is primarily due to the fully amortized intangible assets from prior acquisitions. These decreases were offset by an increase in amortization expense for the addition of amortization of intangible assets related to our acquisition of DCC Labs in May 2016.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$877	$112	$765	>100%
% of total revenues	5.3%	0.5%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense increased $0.8 million for the three months ended April 30, 2017, as compared to the same period in fiscal 2017, primarily due to the reversal of our former CEO’s stock-based compensation in the first quarter of fiscal 2017 upon his departure from the Company. This increase is partially offset by a decrease in stock-based compensation expense related to non-performance based RSUs due to lower grant day stock prices.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$2,147	$1,775	$372	21.0%
% of total revenues	12.9%	8.2%

Severance and other restructuring costs increased $0.4 million for the three months ended April 30, 2017, as compared to the same period of fiscal 2017. Charges in fiscal 2017 included $0.7 million related to the restructuring activities of our Timeline Labs operations and $1.0 million of recorded severance to our former CEO. In fiscal 2018 the $2.1 million in charges are related to a cost reduction initiative implemented in the second half of fiscal 2017 which we expect to be completed by the end of fiscal 2018.

Other Income, Net

The table below provides detail regarding our other income, net:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income, net	$27	$39	$(12)	(30.8%)
Foreign exchange gain	241	874	(633)	(72.4%)
Miscellaneous income	98	9	89	>100%

	$366	$922	$(556)

For the three months ended April 30, 2017, foreign exchange gains decreased by $0.6 million, as compared to the same period of fiscal 2017, due to the strengthening of the U.S. dollar compared to other foreign currencies, primarily the British Pound and Euro.

Income Tax Provision

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision	$269	$254	$15	5.9.	%
% of total revenues	1.6%	1.2%

We recorded an income tax provision of $0.3 million for each of the three months ended April 30, 2017 and 2016. Our effective tax rate in fiscal 2018 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2017, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

Non-GAAP Measures.

We define non-GAAP (loss) income from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, provision for loss contract, non-operating expense professional fees and severance and other restructuring costs. We discuss non-GAAP (loss) income from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating (loss) income from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP (loss) income from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP (loss) income from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations for the three months ended April 30, 2017 and 2016 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	April 30, 2017			April 30, 2016
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$2,749	$—	$2,749	$4,200	$—	$4,200
Services	13,918	—	13,918	17,370	—	17,370

Total revenues	16,667	—	16,667	21,570	—	21,570

Cost of revenues:
Products	554	—	554	1,574	—	1,574
Services	5,807	—	5,807	10,459	—	10,459
Provision for loss contract	173	(173)	—	—	—	—
Amortization of intangible assets	254	(254)	—	316	(316)	—
Stock-based compensation	2	(2)	—	72	(72)	—

Total cost of revenues	6,790	(429)	6,361	12,421	(388)	12,033

Gross profit	9,877	429	10,306	9,149	388	9,537

Gross profit percentage	59.3%	2.6%	61.9%	42.4%	1.8%	44.2%
Operating expenses:
Research and development	5,378	—	5,378	8,699	—	8,699
Selling and marketing	2,937	—	2,937	3,557	—	3,557
General and administrative	3,643	—	3,643	4,071	—	4,071
Amortization of intangible assets	344	(344)	—	450	(450)	—
Stock-based compensation expense	875	(875)	—	40	(40)	—
Professional fees: other	21	(21)	—	132	(132)	—
Severance and other restructuring costs	2,147	(2,147)	—	1,775	(1,775)	—

Total operating expenses	15,345	(3,387)	11,958	18,724	(2,397)	16,327

(Loss) income from operations	$(5,468)	$3,816	$(1,652)	$(9,575)	$2,785	$(6,790)

(Loss) income from operations percentage	(32.8%)	22.9%	(9.9%)	(44.4%)	12.9%	(31.5%)
Weighted average common shares outstanding:
Basic	35,309	35,309	35,309	34,354	34,354	34,354

Diluted	35,309	35,410	35,309	34,354	34,492	34,354

Non-GAAP operating (loss) income per share:
Basic	$(0.16)	$0.11	$(0.05)	$(0.28)	$0.08	$(0.20)

Diluted	$(0.16)	$0.11	$(0.05)	$(0.28)	$0.08	$(0.20)

The changes in the table above during the three months ended April 30, 2017, compared to the same period of 2016, were a result of the factors described in connection with revenues and operating expenses under Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations,” of this Form 10-Q.

In managing and reviewing our business performance, we exclude a number of items required by U.S. GAAP. Management believes that excluding these items is useful in understanding the trends and managing our operations. We provide these supplemental non-GAAP measures in order to assist the investment community in seeing SeaChange through the “eyes of management,” and therefore enhance the understanding of SeaChange’s operating performance. Non-GAAP financial measures should be viewed in addition to, not as an alternative to, our reported results prepared in accordance with U.S. GAAP. Our non-GAAP financial measures reflect adjustments based on the following items:

Provision for Loss Contract. We entered a fixed-price customer contract on a multi-year arrangement, which included multiple vendors. As the system integrator on the project, we are subject to any cost overruns or increases with these vendors resulting in delays of acceptance by our customer. Delays of customer acceptance on this project result in incremental expenditures and require us to recognize a loss on this project in the period the determination is made. As a result, we recorded an estimated loss of $9.2 million in fiscal 2016. Subsequently, because of changes in the scope of the project and negotiations with the fixed-price customer, we recorded adjustments since fiscal 2016 totaling $3.9 million to reduce this estimated loss. We believe that the exclusion of this expense allows a comparison of operating results that would otherwise impair comparability between periods.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(917)	$(5,486)	$4,569
Total cash provided by (used in) investing activities	25	(767)	792
Total cash provided by (used in) financing activities	17	(46)	63
Effect of exchange rate changes on cash	(584)	(922)	338

Net decrease in cash and cash equivalents	$(1,459)	$(7,221)	$5,762

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $38.7 million at January 31, 2017 to $37.1 million at April 30, 2017.

We continue to realize the savings related to the restructuring of our In-Home business from Milpitas to Poland. Additionally, during the first quarter of fiscal 2018, we made significant reductions to our headcount as part of our ongoing restructuring effort of which we expect to generate annualized savings of approximately $10 million. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access cash resulting from earnings in prior fiscal years that had previously been deemed permanently restricted for foreign investment would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016. We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings. The balance of the deferred tax liability as of April 30, 2017 is $15.1 million.

Operating Activities

Below are key line items affecting cash from operating activities:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Net loss	$(5,371)	$(8,907)	$3,536
Adjustments to reconcile net loss to cash used in operating activities	2,564	1,712	852

Net loss including adjustments	(2,807)	(7,195)	4,388
Decrease in receivables	10,239	4,699	5,540
Decrease (increase) in inventory	154	(91)	245
Decrease in prepaid expenses and other current assets	403	853	(450)
Decrease in accounts payable	(1,717)	(1,736)	19
Decrease in accrued expenses	(3,865)	(2,125)	(1,740)
(Decrease) increase in deferred revenues	(3,310)	80	(3,390)
All other - net	(14)	29	(43)

Net cash used in operating activities	$(917)	$(5,486)	$4,569

We used net cash in operating activities of $0.9 million for the three months ended April 30, 2017. This cash used in operating activities was primarily the result of our net loss including adjustments of $2.8 million offset by changes in working capital, which include a decrease in receivables of $10.2 million due to the timing of customer payments, offset by a decrease in accrued expenses of $3.9 million related to the payment of severance and bonuses, a $3.3 million decrease in deferred revenue and a $1.7 million decrease in accounts payable due to the timing of payments to vendors.

Investing Activities

Cash flows from investing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(196)	$(159)	$(37)
Purchases of marketable securities	—	(502)	502
Other investing activities	221	(106)	327

Net cash provided by (used in) investing activities	$25	$(767)	$792

Cash provided by investing activities include the release of restricted cash of $0.1 million and $0.1 million in proceeds from the sale of property and equipment during the quarter. This was offset by cash used of $0.2 million for the purchase of capital assets during the quarter.

Financing Activities

Cash flows from financing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$26	$33	$(7)
Payments of withholding tax on RSU vesting	(9)	(76)	67
Other financing activities	—	(3)	3

Net cash provided by (used in) financing activities	$17	$(46)	$63

In the three months ended April 30, 2017, cash provided by financing activities reflects proceeds received from the issuance of common stock for the employee stock purchase plan.

The effect of exchange rate changes decreased cash and cash equivalents by $0.6 million for the three months ended April 30, 2017, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Contractual Obligations

There have been no significant changes outside the ordinary course of our business in our contractual obligations disclosed in our Form 10-K for the fiscal year ended January 31, 2017.

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

Recent Accounting Standard Updates

Recently Issued Accounting Standard Updates – Not Yet Adopted

We consider the applicability and impact of all ASUs. Updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations. Recently issued ASUs which we feel may be applicable to us but have not yet been adopted are as follows:

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

Subsequently, the FASB issued ASUs in 2016 containing implementation guidance related to ASU 2014-09. In March 2016, the FASB issued ASU 2016-10, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which finalizes its amendments to the guidance in the new revenue standard on assessing whether an entity is a principal or an agent in a revenue transaction. This conclusion impacts whether an entity reports revenue on a gross or net basis. In April 2016, the FASB issued ASU 2016-08 “Identifying Performance Obligations and Licensing,” which finalizes its amendments to the guidance in the new revenue standard regarding the identification of performance obligations and accounting for the license of intellectual property. And in May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which finalizes its amendments to the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to make the guidance more operable and lead to more consistent application. The amendments have the same effective date and transition requirements as the new revenue recognition standard. We are continuing to evaluate what impact future adoption of this guidance will have on our consolidated financial statements.

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

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting under ASC 718. The guidance is effective for us beginning in the first quarter of fiscal 2019 and early adoption is permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

We adopted this guidance effective February 1, 2017, the beginning of our fiscal 2018. Upon adoption, excess tax benefits from share-based award activity are reflected in the consolidated statements of operations and comprehensive loss as a component of income tax provision, whereas previously, such income tax benefits were recognized as part of additional paid-in capital and could not be recognized until they were realized through a reduction in income taxes payable. Due to our current net operating loss and valuation allowance position, the new standard will not immediately cause volatility in our effective tax rates and earnings per share due to the tax effects related to share-based payments being recorded to the consolidated statements of operations and comprehensive loss. We have excess tax benefits of $1.8 million that increased the deferred tax assets related to our various tax attribute carryforwards upon adoption of ASU 2016-09 and a corresponding increase to our valuation allowance, consistent with our existing valuation allowance assessment. The volatility in future periods will depend on the valuation allowance, our stock price at the awards’ vest dates, and the number of awards that vest in each period. We have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by the guidance, rather than electing to account for forfeitures as they occur.

This ASU requires that employee taxes paid when an employer withholds shares for tax-withholding purposes be reported as financing activities in the consolidated statements of cash flows. Previously, these cash flows were included in operating activities. This change was required to be applied on a retrospective basis and we have made the appropriate changes to the statements of cash flows as of April 30, 2017 and 2016 included in this Form 10-Q

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other income, net, in the accompanying consolidated statements of operations and comprehensive loss. For the three months ended April 30, 2017, we recorded $0.2 million in gains due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency is other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.5 million for the three months ended April 30, 2017 and it would have increased our loss from operations by $0.2 million.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2017, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Edward Terino, our Chief Executive Officer, and Peter R. Faubert, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Terino and Faubert concluded that our disclosure controls and procedures were not operating effectively as of April 30, 2017. Our disclosure controls and procedures were not effective because of the continued impact of the material weaknesses identified and described in the “Report of Management on Internal Control over Financial Reporting” included in Item 9A of our Form 10-K for fiscal year ended January 31, 2017 relating to the design of controls around certain professional services revenue recognition on projects generating revenue of less than $25,000 per month, deferred revenue related to undelivered products reconciled the month prior to quarter end and rolled forward and journal entry review processes at an international subsidiary for journal entries less than $50,000. In addition, as of January 31, 2017, we identified an ineffective control related to currency translation adjustments arising from intercompany notes.

Notwithstanding the material weaknesses discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. These material weaknesses did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

While certain actions have been taken to enhance our internal control over financial reporting relating to the material weaknesses described in the Form 10-K, we are still in the process of implementing our comprehensive remediation plan. As previously disclosed in our Annual Report on Form 10-K, the following actions have begun:

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

The status of our remediation plan is being, and will continue to be, reported by management to the Audit Committee of the Board of Directors on a regular basis. In addition, we have assigned personnel to oversee the remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the operating effectiveness of those changes is demonstrated through testing.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify our remediation plan. We cannot make assurances, however, of when we will remediate such weaknesses, nor can we be certain of whether additional actions will be required.

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Terino and Faubert participated, we have concluded that, except as described above with respect to our remediation plan, there were no changes during the fiscal quarter ended April 30, 2017 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2017, which could materially affect our business, financial conditions, and results of operations. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6. Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 7, 2017

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