Form 10-Q
period 2017-07-31
SEACHANGE INTERNATIONAL INC
filed 2017-09-07
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s Common Stock on September 1, 2017 was 35,486,383.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	July 31,	January 31,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,295	$28,302
Restricted cash	8	109
Marketable securities	4,543	5,253
Accounts and other receivables, net of allowance for doubtful accounts of $876 at July 31, 2017 and January 31, 2017, respectively	22,661	25,985
Unbilled receivables	4,347	6,553
Inventories, net	635	770
Prepaid expenses and other current assets	2,983	2,393
Total current assets	60,472	69,365
Property and equipment, net	10,611	11,485
Marketable securities, long-term	5,744	4,991
Investments in affiliates	2,000	2,000
Intangible assets, net	2,028	2,603
Goodwill, net	24,668	23,287
Other assets	1,414	2,336
Total assets	$106,937	$116,067
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,252	$4,978
Deferred revenues	11,701	12,517
Other accrued expenses	7,632	9,928
Total current liabilities	21,585	27,423
Deferred revenue, long-term	2,753	2,419
Deferred tax liabilities, long-term	16,319	14,732
Taxes payable, long-term	1,567	1,427
Other liabilities, long-term	522	530
Total liabilities	42,746	46,531
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,456,454 shares issued and 35,415,964 outstanding at July 31, 2017, and 35,339,232 shares issued and 35,298,742 outstanding at January 31, 2017	355	353
Additional paid-in capital	238,232	236,677
Treasury stock, at cost; 40,490 common shares at July 31, 2017 and January 31, 2017, respectively	(5)	(5)
Accumulated loss	(169,018)	(162,118)
Accumulated other comprehensive loss	(5,373)	(5,371)
Total stockholders’ equity	64,191	69,536
Total liabilities and stockholders’ equity	$106,937	$116,067

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Revenues:
Products	$5,039	$2,535	$7,788	$6,735
Services	12,186	15,917	26,104	33,287
Total revenues	17,225	18,452	33,892	40,022
Cost of revenues:
Products	1,336	1,108	1,890	2,682
Services	4,218	8,920	10,198	18,866
Amortization of intangible assets	255	316	509	632
Stock-based compensation expense	—	85	2	157
Total cost of revenues	5,809	10,429	12,599	22,337
Gross profit	11,416	8,023	21,293	17,685
Operating expenses:
Research and development	6,399	7,727	11,777	16,426
Selling and marketing	2,439	4,429	5,376	8,499
General and administrative	3,084	3,835	6,727	7,906
Amortization of intangible assets	361	582	705	1,032
Stock-based compensation expense	653	854	1,528	894
Earn-outs and change in fair value of earn-outs	—	249	—	249
Professional fees - other	—	172	21	304
Severance and other restructuring costs	563	1,843	2,710	3,618
Total operating expenses	13,499	19,691	28,844	38,928
Loss from operations	(2,083)	(11,668)	(7,551)	(21,243)
Other income (expenses), net	589	(635)	955	287
Loss before income taxes	(1,494)	(12,303)	(6,596)	(20,956)
Income tax provision	35	14,581	304	14,835
Net loss	$(1,529)	$(26,884)	$(6,900)	$(35,791)
Net loss	$(1,529)	$(26,884)	$(6,900)	$(35,791)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	83	(304)	3	303
Unrealized gain (loss) on marketable securities	3	9	(5)	18
Comprehensive loss	$(1,443)	$(27,179)	$(6,902)	$(35,470)
Net loss per share:
Basic	$(0.05)	$(0.77)	$(0.20)	$(1.03)
Diluted	$(0.05)	$(0.77)	$(0.20)	$(1.03)
Weighted average common shares outstanding:
Basic	35,351	35,115	35,331	34,739
Diluted	35,351	35,115	35,331	34,739

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,900)	$(35,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,198	1,567
Amortization of intangible assets	1,214	1,664
Fair value of acquisition-related contingent consideration	—	249
Stock-based compensation expense	1,530	1,051
Deferred income taxes	79	14,649
Other	8	195
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	4,358	14,023
Unbilled receivables	2,558	(565)
Inventories	57	19
Prepaid expenses and other assets	8	1,053
Accounts payable	(2,594)	(1,607)
Accrued expenses	(3,193)	(5,307)
Deferred revenues	(870)	(5,419)
Other	230	122
Total cash used in operating activities	(2,317)	(14,097)
Cash flows from investing activities:
Purchases of property and equipment	(274)	(403)
Purchases of marketable securities	(4,501)	—
Proceeds from sale and maturity of marketable securities	4,449	252
Acquisition of business, net of cash acquired	—	(5,243)
Other investing activities	388	(83)
Total cash provided by (used in) investing activities	62	(5,477)
Cash flows from financing activities:
Proceeds from issuance of common stock	26	33
Payments of withholding tax on RSU vesting	(36)	(91)
Other financing activities	—	(4)
Total cash used in financing activities	(10)	(62)
Effect of exchange rate changes on cash	(742)	(431)
Net decrease in cash and cash equivalents	(3,007)	(20,067)
Cash and cash equivalents, beginning of period	28,302	58,733
Cash and cash equivalents, end of period	$25,295	$38,666
Supplemental disclosure of cash flow information:
Income taxes paid	$183	$83
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for acquisition of DCC Labs	$—	$2,640
Fair value of common stock issued for deferred stock consideration obligation	$—	$3,454
Transfer of items originally classified as inventories to equipment	$—	$24

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

Effective February 1, 2017, the Company changed how it classifies costs associated with its solution architect employees. In fiscal 2017, all solution architect costs were classified as cost of revenues. However, beginning in fiscal 2018, the Company began reflecting in cost of revenues only those costs associated with revenue-generating projects, based on the hours worked by solutions architect employees. Solutions architect costs that are not associated with revenue-generating projects are recognized as selling and marketing expenses since these employees are involved in pre-sales and other customer-facing activities.

We have adjusted prior fiscal year amounts to conform the current fiscal year presentation. The effect of this change in methodology, which is a decrease to cost of revenues and an increase to selling and marketing expenses, is reflected in our current statements of operations and comprehensive loss for the three and six months ended July 31, 2016 as follows:

		Adjustment to
	As Filed Fiscal 2017	Conform to	As Filed Fiscal 2018
	Three Months Ended	Current Year	Three Months Ended
	July 31, 2016	Presentation	July 31, 2016
	(Amounts in thousands)
Cost of revenues - service	$9,487	$(567)	$8,920
Selling and marketing expenses	$3,862	$567	$4,429

		Adjustment to
	As Filed Fiscal 2017	Conform to	As Filed Fiscal 2018
	Six Months Ended	Current Year	Six Months Ended
	July 31, 2016	Presentation	July 31, 2016
	(Amounts in thousands)
Cost of revenues - service	$19,946	$(1,080)	$18,866
Selling and marketing expenses	$7,419	$1,080	$8,499

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and six months ended July 31, 2017, there have been no material changes to our significant accounting policies that were described in our fiscal 2017 Form 10-K, as filed with the SEC.

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

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access cash resulting from earnings in prior fiscal years that had previously been deemed permanently restricted for foreign investment would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016.  We recorded a charge to deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings. The balance of the deferred tax liability is $16.3 million as of July 31, 2017.

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

Liquidity

We continue to realize savings related to the restructuring of our In-Home business. Additionally, during the first quarter of fiscal 2018, we made significant reductions to our headcount as part of our ongoing restructuring effort from which we expect to generate annualized savings of approximately $10 million. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Valuation Techniques

Inputs to valuation techniques are observable and unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. When developing fair value estimates for certain financial assets and liabilities, we maximize the use of observable inputs and minimize the use of unobservable inputs. When available, we use quoted market prices, market comparables and discounted cash flow projections. Financial assets include money market funds, U.S. treasury notes or bonds, U.S. government agency bonds and Corporate bonds.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2017 and January 31, 2017. There were no fair value measurements of our financial assets and liabilities using significant Level 3 inputs for the periods presented:

		Fair Value at July 31, 2017 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	July 31,	Identical Assets	Inputs
	2017	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Cash equivalents (a)	$2,701	$1,998	$703
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,547	1,547	—
U.S. government agency issues	2,996	—	2,996
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	2,986	2,986	—
U.S. government agency issues	996	—	996
Corporate bonds	1,762	—	1,762
Total	$12,988	$6,531	$6,457

		Fair Value at January 31, 2017 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	January 31,	Identical Assets	Inputs
	2017	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Cash equivalents (a)	$2,726	$2,726	$—
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	4,253	4,253	—
U.S. government agency issues	1,000	—	1,000
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	1,997	1,997	—
U.S. government agency issues	2,994	—	2,994
Total	$12,970	$8,976	$3,994

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill, and other intangible assets, which are re-measured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets and liabilities, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded to loss from impairment in our consolidated statements of operations and comprehensive loss.

We also have direct investments in privately-held companies, over which we do not have significant influence of their operating and financial activities and account for under the cost-method of accounting. Management periodically assesses these investments for other-than-temporary impairment, considering available information provided by the investees and any other readily available market data. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. Our ability to realize value from these investments depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them we will not be able to obtain fair value for them.

During the three and six months ended July 31, 2017, the Company did not recognize any impairment charges related to goodwill, intangible assets, long-lived assets or cost-method investments.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, U.S. government agency notes and bonds and corporate bonds as of July 31, 2017 and January 31, 2017. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other income (expenses), net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other income (expenses), net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other income (expenses), net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of the three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of July 31, 2017 and January 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
July 31, 2017
Cash	$22,594	$—	$—	$22,594
Cash equivalents	2,698	3	—	2,701
Cash and cash equivalents	25,292	3	—	25,295
U.S. treasury notes and bonds - short-term	1,548	1	(2)	1,547
U.S. treasury notes and bonds - long-term	2,992	—	(6)	2,986
U.S. government agency issues - short-term	2,983	15	(2)	2,996
U.S. government agency issues - long-term	1,003	—	(7)	996
Corporate bonds - long-term	1,763	—	(1)	1,762
Total cash, cash equivalents and marketable securities	$35,581	$19	$(18)	$35,582

January 31, 2017
Cash	$25,576	$—	$—	$25,576
Cash equivalents	2,726	—	—	2,726
Cash and cash equivalents	28,302	—	—	28,302
U.S. treasury notes and bonds - short-term	4,248	5	—	4,253
U.S. treasury notes and bonds - long-term	2,003	—	(6)	1,997
U.S. government agency issues - short-term	991	9	—	1,000
U.S. government agency issues - long-term	2,996	—	(2)	2,994
Total cash, cash equivalents and marketable securities	$38,540	$14	$(8)	$38,546

The gross realized gains and losses on sale of available-for-sale securities as of July 31, 2017 and January 31, 2017 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of July 31, 2017 are as follows (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$4,543
Maturity between one and five years	5,744
Total	$10,287

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at July 31, 2017 and January 31, 2017 was $35.6 million and $38.7 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets.

4.	Acquisitions

DCC Labs

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. The stock consideration was determined by dividing the total value of $2.7 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all the stock (681,278 shares) were initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement. One-third of the stock in escrow will be released to the former DCC Labs owners annually on the anniversary date of the acquisition beginning on May 5, 2017 and ending May 5, 2019, and one-half of the cash in escrow will be released to the former DCC Labs owners on May 5, 2017 and May 5, 2018. On May 5, 2017, $0.3 million in cash and 227,090 shares of our common stock initially deposited with an Escrow Agent were disbursed to the sellers.

The acquisition of DCC Labs enables us to optimize the operations of our In-Home business, which develops home video gateway software including SeaChange’s Nucleus and NitroX products. In addition, the acquisition brings market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community and an HTML5 framework for building additional user experience client applications across a variety of CPE devices, including Android TV STBs, tablets, mobile and computer devices.

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
		$810

Impact to Fiscal 2017 Financial Results

DCC Labs’ financial results have only been included in our fiscal 2017 consolidated financial results for the period from the May 5, 2016 acquisition date through January 31, 2017. As a result, our consolidated financial results for the six months ended July 31, 2016 does not include DCC Labs’ results for the period from February 1, 2016 to May 4, 2016. For that period, DCC Labs’ revenue was not significant and its operating loss was approximately $1.2 million.

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

Inventories, net

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	As of
	July 31,	January 31,
	2017	2017
	(Amounts in thousands)
Components and assemblies	$455	$500
Finished products	180	270
Total inventories, net	$635	$770

Property and equipment, net

Property and equipment, net consists of the following:

	Estimated	As of
	Useful	July 31,	January 31,
	Life (Years)	2017	2017
		(Amounts in thousands)
Land		$2,780	$2,780
Buildings	20	11,815	11,726
Office furniture and equipment	5	1,234	1,091
Computer equipment, software and demonstration equipment	3	16,497	18,194
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	1,091	1,064
		34,575	36,013
Less - Accumulated depreciation and amortization		(23,964)	(24,528)
Total property and equipment, net		$10,611	$11,485

Depreciation and amortization expense on property and equipment, net was $0.6 million and $1.2 million for the three and six months ended July 31, 2017 and $0.8 million and $1.6 million for the three and six months ended July 31, 2016.

Other accrued expenses

Other accrued expenses consist of the following:

	As of
	July 31,	January 31,
	2017	2017
	(Amounts in thousands)
Accrued compensation and commissions	$1,050	$1,799
Accrued bonuses	918	1,871
Accrued restructuring	293	1,023
Employee benefits	277	885
Taxes	1,615	919
Accrued other	3,479	3,431
Total other accrued expenses	$7,632	$9,928

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill of the Company below its carrying amount. At July 31, 2017 and January 31, 2017, we had goodwill of $24.7 million and $23.3 million, respectively. The change in the carrying amount of goodwill for the six months ended July 31, 2017 is due to the impact of foreign currency translation adjustments related to goodwill balances that are recorded in currencies other than the U.S. dollar. The following table represents the changes in the carrying amount of goodwill for the six months ended July 31, 2017 (amounts in thousands):

Balance as of February 1, 2017:
Goodwill, gross	$62,566
Accumulated impairment losses	(39,279)
Goodwill, net	23,287
Cumulative translation adjustment	1,381
Balance as of July 31, 2017:
Goodwill, gross	63,947
Accumulated impairment losses	(39,279)
Goodwill, net	$24,668

We considered potential impairment indicators of goodwill as of July 31, 2017, and noted no indicators that would require us to perform an impairment test. However, at the time of this report, the Company is in the process of its annual goodwill impairment testing and expects it to be completed by the end of the third quarter of fiscal 2018.

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

We determined based on “Step 1” of our fiscal 2017 annual impairment test, that the fair value of our reporting unit was less than its carrying value, which was $102.5 million at August 1, 2016.  As a result, we performed “Step 2” of the impairment test. In “Step 2” of the impairment test we compared the implied fair value of our goodwill to its carrying value. After adjusting the carrying value of all assets, liabilities and equity to fair value at August 1, 2016, the estimated implied fair value of goodwill was calculated to be $22.3 million. Since the implied fair value of goodwill of $22.3 million is less than the carrying value of $45.8 million as of August 1, 2016, we recorded an impairment charge of $23.5 million to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss in January 2017.

Intangible Assets

Intangible assets, net, consisted of the following at July 31, 2017 and January 31, 2017:

		As of July 31, 2017			As of January 31, 2017
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	2.3	$31,114	$(29,547)	$1,567	$30,056	$(28,019)	$2,037
Non-compete agreements	0.8	2,537	(2,525)	12	2,374	(2,356)	18
Completed technology	2.5	11,097	(10,695)	402	10,496	(9,997)	499
Trademarks, patents and other	2.8	7,164	(7,117)	47	7,125	(7,076)	49
Total finite-life intangible assets	2.4	$51,912	$(49,884)	$2,028	$50,051	$(47,448)	$2,603

As of July 31, 2017, the estimated future amortization expense for our finite-life intangible assets is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2018 (for the remaining six months)	$854
2019	862
2020	305
2021	7
2022	—
2023 and thereafter	—
Total	$2,028

7.	Commitments and Contingencies

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

Restructuring Costs

During the six months ended July 31, 2017, we incurred restructuring charges of $2.5 million primarily from employee-related benefits for terminated employees and costs to close facilities.

The following table shows the activity in accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of July 31, 2017 (amounts in thousands):

	Employee-Related	Closure of Leased	Other
	Benefits	Facilities	Restructuring	Total
Accrual balance as of January 31, 2017	$785	$130	$108	$1,023
Restructuring charges incurred	2,218	89	190	2,497
Cash payments	(2,771)	(232)	(240)	(3,243)
Other charges	16	—	—	16
Accrual balance as of July 31, 2017	$248	$(13)	$58	$293

During the third quarter of fiscal 2017, we implemented a restructuring program (“Restructuring Plan”) with the purpose of reducing costs and assisting in restoring SeaChange to profitability and positive cash flow. The total estimated restructuring costs associated with the Restructuring Plan are anticipated to be approximately $7.5 million and will be recorded in severance and other restructuring costs in our consolidated statements of operations and comprehensive loss as they are incurred. We recorded $2.4 million of restructuring expense in connection with this plan during the six months ended July 31, 2017, which was primarily made up of employee-related costs. Since its implementation, we have recognized $5.5 million in restructuring charges related to the Restructuring Plan and we expect to incur any remaining charges by the end of fiscal 2018. Any changes to the estimate of executing the Restructuring Plan will be reflected in our future results of operations.

During the second quarter of fiscal 2017, we restructured our operations in connection with the acquisition of DCC Labs. This restructuring resulted in a workforce reduction within our In-Home engineering and services organization and in the closing of our facility in Portland, Oregon and a substantial reduction to our facility in Milpitas, California. We recorded $0.1 million of restructuring expense in connection with this action during the six months ended July 31, 2017, which was primarily made up of facility and other costs not related to employees. We incurred charges totaling $2.0 million in severance and other restructuring costs from the second quarter of fiscal 2017 through the second quarter of fiscal 2018 related to the acquisition. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

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

On July 13, 2017, our stockholders approved an amendment to the 2011 Plan which increased the number of shares under the 2011 Plan by 4,000,000 shares and correspondingly increased the number of incentive stock options that can be authorized for issuance under the 2011 Plan.  We are currently in the process of preparing a Registration Statement on Form S-8 to register these shares with the SEC. The shares will become available for future grant under the 2011 Plan and freely tradeable without restrictions under the Securities Act immediately upon the effectiveness of the registration which we expect to be during the third quarter of fiscal 2018.

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. As of July 31, 2017, there were 322,118 shares available for future grant under the 2011 Plan.

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

We have granted market-based options to certain officers concurrent with their appointment. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options.  The fair value of these 800,000 stock options was estimated to be $2.1 million. As of July 31, 2017, $0.5 million remained unamortized on these market-based stock options, which will be expensed over the next 1.9 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations.  Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was not significant for the three and six months ended July 31, 2017.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended July 31, 2017:

		Changes in
	Foreign	Fair Value of
	Currency	Available-
	Translation	for-Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2017	$(5,377)	$6	$(5,371)
Other comprehensive loss	3	(5)	(2)
Balance at July 31, 2017	$(5,374)	$1	$(5,373)

Unrealized holding gains (losses) on securities available-for-sale are not material for the periods presented.

Comprehensive loss consists of our net loss and other comprehensive income (loss), which includes foreign currency translation adjustments and changes in unrealized gains and losses on marketable securities available-for-sale. Except in unusual circumstances, we do not recognize tax effects on foreign currency translation adjustments because they are not expected to result in future taxable income or deductions.

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

Significant Customers

One customer accounted for 10% or more of our total revenues for the three and six months ended July 31, 2017 and 2016 as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Customer A	27%	28%	27%	30%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues by customers' geographic locations:	(Amounts in thousands, except percentages)
North America (1)	$8,320	48%	$8,520	46%	$16,646	49%	$19,191	48%
Europe and Middle East	6,478	38%	8,439	46%	13,643	40%	17,580	44%
Latin America	2,142	12%	1,265	7%	2,863	9%	2,450	6%
Asia Pacific	285	2%	228	1%	740	2%	801	2%
Total	$17,225		$18,452		$33,892		$40,022

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
U.S. Revenue	$7,047	$6,689	$14,075	$15,135
% of total revenues	40.9%	36.3%	41.5%	37.8%

12.	Income Taxes

We recorded an income tax provision of approximately $35,000 and $14.6 million for the three months ended July 31, 2017 and 2016. We recorded a tax provision of $0.3 million and $14.8 million for the six months ended July 31, 2017 and 2016. In the second quarter of fiscal 2017, we recorded a charge of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries. Our effective tax rate in fiscal 2018 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2017, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Net loss	$(1,529)	$(26,884)	$(6,900)	$(35,791)
Weighted average shares used in computing net loss per share - basic and diluted	35,351	35,115	35,331	34,739

Net loss per share:
Basic	$(0.05)	$(0.77)	$(0.20)	$(1.03)
Diluted	$(0.05)	$(0.77)	$(0.20)	$(1.03)

The number of common shares used in the computation of diluted net loss per share for the three and six months ended July 31, 2017 and 2016 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2017	2016	2017	2016
Stock options	1,636	1,633	1,657	1,284
Restricted stock units	365	613	889	601
Deferred stock units	158	45	130	42
Performance stock units	473	214	128	244
Total	2,632	2,505	2,804	2,171

14.	Recent Accounting Standard Updates

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The purpose of ASU 2016-08 is to clarify the guidance on principal versus agent considerations. It includes indicators that help to determine whether an entity controls the specified good or service before it is transferred to the customer and to assist in determining when the entity satisfied the performance obligation and as such, whether to recognize a gross or a net amount of consideration in their consolidated statement of operations.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASU 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815).” ASU 2016-11 rescinds previous SEC comments that were codified in Topic 605, Topic 932 and Topic 815. Upon adoption of Topic 606, certain SEC comments including guidance on accounting for shipping and handling fees and costs and consideration given by a vendor to a customer should not be relied upon.

In May 2016, the FASB also issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients.” ASU 2016-12 provides clarity around collectability, presentation of sales taxes, non-cash consideration, contract modifications at transition and completed contracts at transition. ASU 2016-12 also includes a technical correction within Topic 606 related to required disclosures if the guidance is applied retrospectively upon adoption.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the optional exemptions to expand their qualitative disclosures. ASU 2016-20 also clarifies other areas of the new revenue standard, including disclosure requirements for prior period performance obligations, impairment guidance for contract costs and the interaction of impairment guidance in ASC 340-40 with other guidance elsewhere in the Codification.

The Company will adopt Topic 606 effective February 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for any open contracts as of the adoption date. The Company has established an implementation team, including the utilization of third-party resources, to assist with its assessment of the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. In addition, the Company has made investments in systems to enable timely and accurate reporting under the new standard. To date, the Company’s assessment has included (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, and (5) developing plans to test transactions for consistency with contract provisions that affect revenue recognition. Based on the preliminary results of the evaluation, which is still in process, the Company currently believes that the most significant potential changes to be the allocation of transaction price to performance obligations which will be based on a relative standalone selling price analysis, which may differ from the Company’s historical allocation of transaction consideration under legacy U.S. GAAP, and the timing of revenue recognition which may be at a later point in time than under legacy U.S. GAAP. As part of the preliminary procedures completed by the Company they have also assessed accounting for incremental costs to obtain a contract and costs incurred in fulfilling a contract. Based on preliminary results of the evaluation, which is still in process, the Company currently believes that the most significant potential change to be accounting for commissions, as these incremental costs are expected to be capitalized and will be amortized over a period of time which could extend beyond the initial contract term.  The Company also anticipates changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities, as well as, significant changes to its disclosures to comply with the new disclosure requirements under Topic 606. The Company is continuing to design the necessary changes to its business processes, systems and controls to support recognition and disclosure under the new standard. Further, the Company is continuing to assess what incremental disaggregated revenue and other disclosures will be required in its consolidated financial statements, which the Company believes will be significant.  Given the continuing analysis and implementation, the Company cannot reasonably estimate quantitative information related to the impact of the new guidance on its consolidated financial statements at this time.

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

We address what we see as the continuing rise of Internet Protocol television (“IPTV”) and OTT services by such companies as Netflix, Hulu, Amazon, mlbam, Kaltura, Ooyala and Brightcove and by media companies such as HBO, CBS and BBC. This rise of IPTV and OTT video services in the United States has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms.  We have been increasing our strategic investments in research and development related to our cloud-based offerings, as well as in sales and marketing as we focus on our go-to-market efforts in these areas.

We continue to invest in developing next generation capabilities in our four main product offerings, video back office, advertising, content management and user experience. Our suite of products allows us to provide customers with end-to-end video delivery capabilities across multiple platforms, thus reducing cost and increasing speed and ease of use for end users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide end-to-end solutions, we can meet their growing needs and help them get to market faster, which will help them drive new revenue growth. We have virtualized our solutions and products to make integrating with existing networks simple and this is a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

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

We continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Changes to estimated times to complete long-term projects;
•	The time required to deliver and install the product and for the customer to accept the product and services;
•	Timing of customers in selecting programs to launch our services to their end users;
•	The ability of our customers to process the purchase order within their organization in a timely manner;
•	The transition from perpetual license to subscription, cloud-based revenue and the associated deviation from our traditional professional services delivery model;
•	Budgetary approvals by our customers for capital purchases;
•	Uncertainty caused by potential consolidation in the industry; and
•	Changes in foreign exchange rates.

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

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. The stock consideration was determined by dividing the total value of $2.7 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all the stock (681,278 shares) were initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement. One-third of the stock in escrow will be released to the former DCC Labs owners annually on the anniversary date of the acquisition beginning on May 5, 2017 and ending May 5, 2019, and one-half of the cash in escrow will be released to the former DCC Labs owners on May 5, 2017 and May 5, 2018. On May 5, 2017, $0.3 million in cash and 227,090 shares of our common stock initially deposited with an Escrow Agent were disbursed to the sellers.

The acquisition of DCC Labs enables us to optimize the operations of our In-Home business, which develops home video gateway software including SeaChange’s Nucleus and NitroX products. In addition, the acquisition brings market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community, and an HTML5 framework for building additional user experience client applications across a variety of CPE devices, including Android TV STBs, tablets, mobile and computer devices.

In conjunction with the DCC Labs acquisition, SeaChange commenced a workforce reduction within its In-Home engineering and services organization, which allowed us to achieve approximately $8 million in annualized cost savings. This reduction in workforce has resulted in aggregate charges of $2.0 million in severance and other restructuring costs since its implementation.

In addition to the reduction in workforce associated with the acquisition of DCC Labs, we implemented additional company-wide cost savings efforts during the second half of fiscal 2017, including a worldwide reduction in workforce, to help improve operations and optimize our cost structure with the goal of assisting in restoring SeaChange to profitability and positive cash flow. In the first half of fiscal 2018, we recognized $2.4 million of restructuring costs related to these cost-saving initiatives and have recognized $5.5 million since the program was implemented.

We recorded an income tax provision of $14.6 million in fiscal 2017, primarily relating to deferred income tax expense of $14.7 million related to the undistributed foreign earnings of certain of our foreign subsidiaries. Prior to the end of the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested and, accordingly were not subject to U.S. income taxes. In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016, and recorded a deferred tax liability of $14.7 million related to the foreign income on the $58.6 million of undistributed earnings. As of July 31, 2017, the balance of the deferred tax liability is $16.3 million. There is no certainty as to the timing of when such foreign earnings will be distributed via dividend to the United States in whole or in part. In addition, when the foreign earnings are distributed to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

Governance Changes

Following our 2017 annual meeting of stockholders on July 13, 2017, we have made significant changes to our Board of Directors as follows:

•

Thomas Olson resigned from the Board of Directors following the outcome of the 2017 annual meeting of stockholders where Mr. Olson received fewer votes “for” his re-election than votes “against”. The Board of Directors accepted Mr. Olson’s resignation on July 18, 2017.

•

Steven Craddock retired from the Board of Directors effective August 17, 2017. Mr. Craddock’s decision to resign did not involve a disagreement with SeaChange on any matter relating to SeaChange’s operations, policies or practices.

•	William Markey was appointed Chairman of the Board effective August 17, 2017.

•

Mark Bonney was appointed to our Board of Directors on August 17, 2017 pursuant to the terms of a Cooperation Agreement entered into between SeaChange and VIEX Capital Advisors, which also provides for a “standstill” period through August 30, 2018.

•

Andy Sriubas, an experienced strategist and commercial expert in media and technology, was also appointed to the Board of Directors on August 17, 2017. Mr. Sriubas has been an advisor to the Board of Directors since May 2016.

In addition to the appointment of Mr. Markey as Chairman of the Board, the Audit, Compensation, and Corporate Governance and Nominating Committees were reconstituted as follows:

•	Audit Committee: Mary Palermo Cotton (Chair), William Markey, Mark Bonney and Andrew Sriubas.
•	Compensation Committee: Mark Bonney (Chair), Mary Palermo Cotton and Andrew Sriubas.
•	Corporate Governance and Nominating Committee: William Markey (Chair), Mary Palermo Cotton and Royce E. Wilson.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.  As mentioned in Note 1. “Nature of Business and Basis of Presentation – Basis of Presentation,” to this Form 10-Q, effective February 1, 2017, as a result of a change in how we review our business, costs associated with our Solutions Architect employees which were formerly classified as research and development expenses, are now classified as selling and marketing expenses. Management feels that the tasks of these employees are more in line with the tasks of the sales group rather than with research and development. In addition, all Solutions Architect research and development costs prior to February 1, 2017, which were primarily employee-related costs, were reclassified to cost of revenues because they all related to revenue-generating projects. Beginning on February 1, 2017, this reclassification is from selling and marketing expense to cost of revenues and the amount is determined based on the hours worked on revenue-generating projects by Solutions Architect employees. Prior fiscal year amounts were adjusted to conform to this presentation. The effect of this change in methodology, which has no effect on loss from operations, is reflected in our current statements of operations and comprehensive loss for the three and six months ended July 31, 2016.

Revenues

The following table summarizes information about our revenues for the three months ended July 31, 2017 and 2016:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$5,039	$2,535	$2,504	98.8%	$7,788	$6,735	$1,053	15.6%
Service	12,186	15,917	(3,731)	(23.4%)	26,104	33,287	(7,183)	(21.6%)
Total revenues	17,225	18,452	(1,227)	(6.6%)	33,892	40,022	(6,130)	(15.3%)
Cost of product revenues	1,363	1,190	172	14.5%	1,942	2,847	(904)	(31.8%)
Cost of service revenues	4,446	9,239	(4,792)	(51.9%)	10,657	19,490	(8,834)	(45.3%)
Total cost of revenues	5,809	10,429	(4,620)	(44.3%)	12,599	22,337	(9,738)	(43.6%)
Gross profit	$11,416	$8,023	$3,393	42.3%	$21,293	$17,685	$3,608	20.4%
Gross product profit margin	73.0%	53.0%		20.0%	75.1%	57.7%		17.4%
Gross service profit margin	63.5%	42.0%		21.6%	59.2%	41.4%		17.7%
Gross profit margin	66.3%	43.5%		22.8%	62.8%	44.2%		18.6%

Product Revenue.  The increase in product revenue for the three and six months ended July 31, 2017 of $2.5 million and $1.1 million, respectively, was primarily due to a $1.8 million and $1.1 million increase in our video platform revenue for the three and six months ended July 31, 2017, as compared to the same periods of fiscal 2017. Also, there was a $0.5 million and $0.7 million increase in hardware revenue.

Service Revenue.  Service revenue decreased $3.7 million for the three months ended July 31, 2017 and decreased $7.2 million for the six months ended July 31, 2017, as compared to the same periods of fiscal 2017. The decline was primarily due to less revenue recognized for professional services provided on our video platform during the current fiscal year. Additionally, there was a decrease in maintenance and support revenue provided on post-warranty contracts.

During each period shown in the table above, one customer accounted for more than 10% of our total revenue. See Note 11, “Segment Information, Significant Customers and Geographic Information,” to our consolidated financial statements for more information.

International revenues accounted for approximately 59% and 64% of total revenues in the three months ended July 31, 2017 and 2016, respectively. For the six months ended July 31, 2017 and 2016, international revenues accounted for 58% and 62% of total revenues. The decrease in the international sales as a percentage of total revenue for the three and six months ended July 31, 2017, as compared to the same prior period is primarily due to the decrease in revenue outside the United States at a higher rate than the decrease in domestic revenue.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin increased 23 percentage points for the three months ended July 31, 2017, as compared to the same period of the prior fiscal year and increased 19 percentage points for the six months.  Product gross margin increased 20 percentage points for the three months and 17 percentage points for the six months ended July 31, 2017, as compared to the same periods in the prior fiscal year, primarily due to an increase in software revenue and decrease in costs, specifically employee-related costs resulting from the cost-savings initiatives implemented beginning in the third quarter of fiscal 2017. Service profit margins increased 22 percentage points for the three months ended and increased 18 percentage points for the six months ended July 31, 2017, as compared to the same periods of the prior fiscal year, in part due to lower employee-related costs described above.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Research and development expenses	$6,399	$7,727	$(1,328)	(17.2%)	$11,777	$16,426	$(4,649)	(28.3%)
% of total revenues	37.1%	41.9%			34.7%	41.0%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and six months ended July 31, 2017, research and development costs decreased $1.3 million and $4.6 million, respectively, as compared to the same periods of fiscal 2017, primarily due to lower labor costs associated with the decreased headcount from the restructuring of the research and development group after our acquisition of DCC Labs in May 2016 and to cost-savings efforts implemented in the second half of fiscal 2017.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Selling and marketing expenses	$2,439	$4,429	$(1,990)	(44.9%)	$5,376	$8,499	$(3,123)	(36.7%)
% of total revenues	14.2%	24.0%			15.9%	21.2%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $2.0 million and $3.1 million for the three and six months ended July 31, 2017, respectively, as compared to the same periods of the prior fiscal year, primarily due to lower employee-related costs. These lower costs were a result of the cost-savings initiatives implemented in the second half of fiscal 2017. Partially offsetting the decreases for each period is an increase in marketing payroll costs resulting from the addition of employees from the DCC Labs acquisition in May 2016.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

General and administrative expenses	$3,084	$3,835	$(751)	(19.6%)	$6,727	$7,906	$(1,179)	(14.9%)
% of total revenues	17.9%	20.8%			19.8%	19.8%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $0.8 million and $1.2 million in the three and six months ended July 31, 2017, respectively, as compared to the same periods of fiscal 2017, primarily due to a decrease in labor costs resulting from the reduction of our headcount as part of our cost-savings initiatives implemented in the second half of fiscal 2017. This decrease was partially offset by an increase in professional fees, such as internal and external audit fees, and legal fees.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Amortization of intangible assets	$616	$898	$(282)	(31.4%)	$1,214	$1,664	$(450)	(27.0%)
% of total revenues	3.6%	4.9%			3.6%	4.2%

Amortization expense relates to the costs of acquired intangible assets and capitalized internally-developed software costs. The decrease in amortization expense for the three and six months ended July 31, 2017, as compared to the same periods of fiscal 2017, is primarily due to the fully amortized intangible assets from prior acquisitions as well as a change in foreign exchange rates.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Stock-based compensation expense	$653	$939	$(286)	(30.5%)	$1,530	$1,051	$479	45.6%
% of total revenues	3.8%	5.1%			4.5%	2.6%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $0.3 million in the three months ended July 31, 2017 primarily due to a decrease in expense related to non-performance based RSUs due to lower grant day stock prices and to a decrease in stock compensation expense on the CEO’s market-based stock options. Stock compensation expense increased $0.5 million for the six months ended July 31, 2017, as compared to the same period in fiscal 2017, primarily due to the reversal of our former CEO’s stock-based compensation in the first quarter of fiscal 2017 upon his departure from the Company. This increase is partially offset by a decrease in stock-based compensation expense related to non-performance based RSUs due to lower grant day stock prices.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Severance and other restructuring costs	$563	$1,843	$(1,280)	(69.5%)	$2,710	$3,618	$(908)	(25.1%)
% of total revenues	3.3%	10.0%			8.0%	9.0%

Severance and other restructuring costs decreased $1.3 million for the three months ended July 31, 2017, as compared to the same period of fiscal 2017. Charges in fiscal 2018 include $0.3 million related to a cost reduction initiative implemented in the second half of fiscal 2017 which we expect to be completed by the end of fiscal 2018, $0.1 million of charges related to the reduction in force in our In-Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016 and to severance charges not related to a restructuring plan of $0.2 million. Charges in fiscal 2017 included $0.1 million related to the restructuring activities of our Timeline Labs operations, $1.4 million related to the reduction in force in our In-Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016 and to severance charges not related to a restructuring plan of $0.4 million, including severance related to our former CFO.

Severance and other restructuring costs decreased $0.9 million for the six months ended July 31, 2017, as compared to the same period of fiscal 2017. Charges in fiscal 2018 include $2.4 million related to a cost reduction initiative implemented in the second half of fiscal 2017 which we expect to be completed by the end of fiscal 2018, $0.1 million of charges related to the reduction in force in our In-Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016 and to severance charges not related to a restructuring plan of $0.2 million. Charges in fiscal 2017 included $0.7 million related to the restructuring activities of our Timeline Labs operations, $1.5 million related to the reduction in force in our In-Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016 and to severance charges not related to a restructuring plan of $1.4 million, including severance related to our former CEO and CFO.

Other Income (Expenses), Net

The table below provides detail regarding our other income, net:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Interest income, net	$33	$38	$(5)	(13.2%)	$60	$77	$(17)	(22.1%)
Foreign exchange gain (loss)	604	(676)	1,280	>100%	845	198	647	>100%
Miscellaneous (expense) income	(48)	3	(51)	>100%	50	12	38	>(100%)
	$589	$(635)	$1,224		$955	$287	$668

For the three and six months ended July 31, 2017, foreign exchange gain increased by $1.3 million and $0.6 million, respectively, as compared to the same periods of fiscal 2017. We remeasure our foreign denominated intercompany balances periodically. The strengthening of the U.S. dollar compared to other foreign currencies during the periods presented, primarily the British Pound and Euro, resulted in this increase.

Income Tax Provision

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Income tax provision	$35	$14,581	$(14,546)	(99.8%)	$304	$14,835	$(14,531)	(98.0%)
% of total revenues	0.2%	79.0%			0.9%	37.1%

We recorded an income tax provision of approximately $35,000 and $14.6 million for the three months ended July 31, 2017 and 2016. We recorded a tax provision of $0.3 million and $14.8 million for the six months ended July 31, 2017 and 2016. In the second quarter of fiscal 2017, we recorded a charge of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries. Our effective tax rate in fiscal 2018 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2017, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations for the three and six months ended July 31, 2017 and 2016 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	July 31, 2017			July 31, 2016
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$5,039	$—	$5,039	$2,535	$—	$2,535
Services	12,186	—	12,186	15,917	—	15,917
Total revenues	17,225	—	17,225	18,452	—	18,452
Cost of revenues:
Products	1,336	—	1,336	1,108	—	1,108
Services	4,218	766	4,984	8,920	—	8,920
Amortization of intangible assets	255	(255)	—	316	(316)	—
Stock-based compensation	—	—	—	85	(85)	—
Total cost of revenues	5,809	511	6,320	10,429	(401)	10,028
Gross profit	11,416	(511)	10,905	8,023	401	8,424
Gross profit percentage	66.3%	(3.0%)	63.3%	43.5%	2.2%	45.7%
Operating expenses:
Research and development	6,399	—	6,399	7,727	—	7,727
Selling and marketing	2,439	—	2,439	4,429	—	4,429
General and administrative	3,084	—	3,084	3,835	—	3,835
Amortization of intangible assets	361	(361)	—	582	(582)	—
Stock-based compensation expense	653	(653)	—	854	(854)	—
Earn-outs and change in fair value of earn-outs	—	—	—	249	(249)	—
Professional fees: other	—	—	—	172	(172)	—
Severance and other restructuring costs	563	(563)	—	1,843	(1,843)	—
Total operating expenses	13,499	(1,577)	11,922	19,691	(3,700)	15,991
(Loss) income from operations	$(2,083)	$1,066	$(1,017)	$(11,668)	$4,101	$(7,567)
(Loss) income from operations percentage	(12.1%)	6.2%	(5.9%)	(63.2%)	22.2%	(41.0%)
Weighted average common shares outstanding:
Basic	35,351	35,351	35,351	35,115	35,115	35,115
Diluted	35,351	35,565	35,351	35,115	35,171	35,115
Non-GAAP operating (loss) income per share:
Basic	$(0.06)	$0.03	$(0.03)	$(0.33)	$0.12	$(0.21)
Diluted	$(0.06)	$0.03	$(0.03)	$(0.33)	$0.12	$(0.21)

	Six Months Ended			Six Months Ended
	July 31, 2017			July 31, 2016
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$7,788	$—	$7,788	$6,735	$—	$6,735
Services	26,104	—	26,104	33,287	—	33,287
Total revenues	33,892	—	33,892	40,022	—	40,022
Cost of revenues:
Products	1,890	—	1,890	2,682	—	2,682
Services	10,198	593	10,791	18,866	—	18,866
Amortization of intangible assets	509	(509)	—	632	(632)	—
Stock-based compensation	2	(2)	—	157	(157)	—
Total cost of revenues	12,599	82	12,681	22,337	(789)	21,548
Gross profit	21,293	(82)	21,211	17,685	789	18,474
Gross profit percentage	62.8%	(0.2%)	62.6%	44.2%	2.0%	46.2%
Operating expenses:
Research and development	11,777	—	11,777	16,426	—	16,426
Selling and marketing	5,376	—	5,376	8,499	—	8,499
General and administrative	6,727	—	6,727	7,906	—	7,906
Amortization of intangible assets	705	(705)	—	1,032	(1,032)	—
Stock-based compensation expense	1,528	(1,528)	—	894	(894)	—
Earn-outs and change in fair value of earn-outs	—	—	—	249	(249)	—
Professional fees: other	21	(21)	—	304	(304)	—
Severance and other restructuring costs	2,710	(2,710)	—	3,618	(3,618)	—
Total operating expenses	28,844	(4,964)	23,880	38,928	(6,097)	32,831
(Loss) income from operations	$(7,551)	$4,882	$(2,669)	$(21,243)	$6,886	$(14,357)
(Loss) income from operations percentage	(22.3%)	14.4%	(7.9%)	(53.1%)	17.2%	(35.9%)
Weighted average common shares outstanding:
Basic	35,331	35,331	35,331	34,739	34,739	34,739
Diluted	35,331	35,485	35,331	34,739	34,804	34,739
Non-GAAP operating (loss) income per share:
Basic	$(0.22)	$0.14	$(0.08)	$(0.61)	$0.20	$(0.41)
Diluted	$(0.22)	$0.14	$(0.08)	$(0.61)	$0.20	$(0.41)

The changes in the table above during the three and six months ended July 31, 2017, compared to the same period of 2016, were a result of the factors described in connection with revenues and operating expenses under Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations,” of this Form 10-Q.

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

Provision for Loss Contract. We entered a fixed-price customer contract on a multi-year arrangement, which included multiple vendors. As the system integrator on the project, we are subject to any cost overruns or increases with these vendors resulting in delays of acceptance by our customer. Delays of customer acceptance on this project result in incremental expenditures and require us to recognize a loss on this project in the period the determination is made. As a result, we recorded an estimated loss of $9.2 million in fiscal 2016. Subsequently, because of changes in the scope of the project and negotiations with the fixed-price customer, we recorded adjustments since fiscal 2016 totaling $4.7 million to reduce this estimated loss. We believe that the exclusion of this item, which is recorded in cost of revenues – services, allows a comparison of operating results that would otherwise impair comparability between periods.

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

Earn-outs and Change in Fair Value of Earn-outs. Earn-outs and the change in fair value of earn-outs are considered by management to be non-recurring expenses to the former shareholders of the businesses we acquire. We also incur expenses due to changes in fair value related to contingent consideration that we believe would otherwise impair comparability among periods.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(2,317)	$(14,097)	$11,780
Total cash provided by (used in) investing activities	62	(5,477)	5,539
Total cash used in financing activities	(10)	(62)	52
Effect of exchange rate changes on cash	(742)	(431)	(311)
Net decrease in cash and cash equivalents	$(3,007)	$(20,067)	$17,060

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $38.7 million at January 31, 2017 to $35.6 million at July 31, 2017.

We continue to realize savings related to the restructuring of our In-Home business. Additionally, during the first quarter of fiscal 2018, we made significant reductions to our headcount as part of our ongoing restructuring effort of which we expect to generate annualized savings of approximately $10 million. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access cash resulting from earnings in prior fiscal years that had previously been deemed permanently restricted for foreign investment would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we withdrew the permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016.  We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings. The balance of the deferred tax liability as of July 31, 2017 is $16.3 million.

Operating Activities

Below are key line items affecting cash from operating activities:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Net loss	$(6,900)	$(35,791)	$28,891
Adjustments to reconcile net loss to cash used in operating activities	4,029	19,375	(15,346)
Net loss including adjustments	(2,871)	(16,416)	13,545
Decrease in receivables	6,916	13,458	(6,542)
Decrease in inventory	57	19	38
Decrease in prepaid expenses and other current assets	8	1,053	(1,045)
Decrease in accounts payable	(2,594)	(1,607)	(987)
Decrease in accrued expenses	(3,193)	(5,307)	2,114
Decrease in deferred revenues	(870)	(5,419)	4,549
All other - net	230	122	108
Net cash used in operating activities	$(2,317)	$(14,097)	$11,780

We used net cash in operating activities of $2.3 million for the six months ended July 31, 2017. This cash used in operating activities was primarily the result of our net loss including adjustments of $3.5 million offset by changes in working capital, which include a decrease in receivables of $6.9 million due to the timing of customer payments, offset by a decrease in accrued expenses of $3.2 million related to the payment of severance and bonuses, a $2.6 million decrease in accounts payable due to the timing of payments to vendors and a $0.9 million decrease in deferred revenue.

Investing Activities

Cash flows from investing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(274)	$(403)	$129
Purchases of marketable securities	(4,501)	—	(4,501)
Proceeds from sale and maturity of marketable securities	4,449	252	4,197
Acquisition of business, net of cash acquired	—	(5,243)	5,243
Other investing activities	388	(83)	471
Net cash provided by (used in) investing activities	$62	$(5,477)	$5,539

Cash provided by investing activities includes the release of restricted cash of $0.2 million and $0.2 million in proceeds from the sale of property and equipment during the quarter. This was offset by cash used of $0.3 million for the purchase of capital assets during the quarter.

Financing Activities

Cash flows from financing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$26	$33	$(7)
Payments of withholding tax on RSU vesting	(36)	(91)	55
Other financing activities	—	(4)	4
Net cash used in financing activities	$(10)	$(62)	$52

In the six months ended July 31, 2017, cash used in financing activities reflects cash outflows for payments of withholding taxes on the vesting of certain employees’ restricted stock units. This is partially offset by proceeds received from the issuance of common stock for the employee stock purchase plan.

The effect of exchange rate changes decreased cash and cash equivalents by $0.7 million for the six months ended July 31, 2017, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

Revenue from Contracts with Customers (Topic 606)

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The purpose of ASU 2016-08 is to clarify the guidance on principal versus agent considerations. It includes indicators that help to determine whether an entity controls the specified good or service before it is transferred to the customer and to assist in determining when the entity satisfied the performance obligation and as such, whether to recognize a gross or a net amount of consideration in their consolidated statement of operations.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies that entities are not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract. ASU 2016-10 also addresses how to determine whether promised goods or services are separately identifiable and permits entities to make a policy election to treat shipping and handling costs as fulfillment activities. In addition, it clarifies key provisions in Topic 606 related to licensing.

In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815).” ASU 2016-11 rescinds previous SEC comments that were codified in Topic 605, Topic 932 and Topic 815. Upon adoption of Topic 606, certain SEC comments including guidance on accounting for shipping and handling fees and costs and consideration given by a vendor to a customer should not be relied upon.

In May 2016, the FASB also issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients.” ASU 2016-12 provides clarity around collectability, presentation of sales taxes, non-cash consideration, contract modifications at transition and completed contracts at transition. ASU 2016-12 also includes a technical correction within Topic 606 related to required disclosures if the guidance is applied retrospectively upon adoption.

In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 allows entities not to make quantitative disclosures about remaining performance obligations in certain cases and requires entities that use any of the optional exemptions to expand their qualitative disclosures. ASU 2016-20 also clarifies other areas of the new revenue standard, including disclosure requirements for prior period performance obligations, impairment guidance for contract costs and the interaction of impairment guidance in ASC 340-40 with other guidance elsewhere in the Codification.

The Company will adopt Topic 606 effective February 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for any open contracts as of the adoption date. The Company has established an implementation team, including the utilization of third-party resources, to assist with its assessment of the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. In addition, the Company has made investments in systems to enable timely and accurate reporting under the new standard. To date, the Company’s assessment has included (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, and (5) developing plans to test transactions for consistency with contract provisions that affect revenue recognition. Based on the preliminary results of the evaluation, which is still in process, the Company currently believes that the most significant potential changes to be the allocation of transaction price to performance obligations which will be based on a relative standalone selling price analysis, which may differ from the Company’s historical allocation of transaction consideration under legacy U.S. GAAP, and the timing of revenue recognition which may be at a later point in time than under legacy U.S. GAAP. As part of the preliminary procedures completed by the Company they have also assessed accounting for incremental costs to obtain a contract and costs incurred in fulfilling a contract. Based on preliminary results of the evaluation, which is still in process, the Company currently believes that the most significant potential change to be accounting for commissions, as these incremental costs are expected to be capitalized and will be amortized over a period of time which could extend beyond the initial contract term.  The Company also anticipates changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities, as well as, significant changes to its disclosures to comply with the new disclosure requirements under Topic 606. The Company is continuing to design the necessary changes to its business processes, systems and controls to support recognition and disclosure under the new standard. Further, the Company is continuing to assess what incremental disaggregated revenue and other disclosures will be required in its consolidated financial statements, which the Company believes will be significant.  Given the continuing analysis and implementation, the Company cannot reasonably estimate quantitative information related to the impact of the new guidance on its consolidated financial statements at this time.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other income (expenses), net, in the accompanying consolidated statements of operations and comprehensive loss. For the six months ended July 31, 2017, we recorded $0.8 million in gains due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency is other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.5 million and $1.0 million for the three and six months ended July 31, 2017, respectively, and it would have decreased our income from operations by $0.3 million and $0.4 million for the same periods.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2017, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

ITEM 4.   Controls and Procedures

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Edward Terino, our Chief Executive Officer, and Peter R. Faubert, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Terino and Faubert concluded that our disclosure controls and procedures were not operating effectively as of July 31, 2017. Our disclosure controls and procedures were not effective because of the continued impact of the material weaknesses identified and described in the “Report of Management on Internal Control over Financial Reporting” included in Item 9A of our Form 10-K for fiscal year ended January 31, 2017 relating to the design of controls around certain professional services revenue recognition on projects generating revenue of less than $25,000 per month, deferred revenue related to undelivered products reconciled the month prior to quarter end and rolled forward and journal entry review processes at an international subsidiary for journal entries less than $50,000. In addition, as of January 31, 2017, we identified an ineffective control related to currency translation adjustments arising from intercompany notes.

Notwithstanding the material weaknesses discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements contained in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP. The material weaknesses described above did not result in any adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company.

In fiscal 2018, we have continued to implement our comprehensive remediation plan related to our internal control over financial reporting. This plan includes enhancing existing internal controls and designing and implementing new ones aimed at remediating the material weaknesses. The status of our remediation plan for each material weakness described above as of the date of this report is as follows:

•	We have enhanced our internal controls over financial reporting to expand our review of professional services revenue to include revenue recognized on projects below $25,000;
•	We have enhanced our internal controls over financial reporting to include a review of all journal entries at an international subsidiary for completeness and accuracy; and
•

We have enhanced our internal controls over financial reporting to develop a process whereby the corporate controller and tax director review the impact of currency translation adjustments on intercompany notes payable on a quarterly basis.

The status of our remediation plan has been, and will continue to be, reported by management to the Audit Committee of the Board of Directors on a regular basis. In addition, we have assigned personnel to oversee the improvements to the overall design of our internal control environment and to address the root causes of our material weaknesses. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the operating effectiveness of those changes is demonstrated through testing.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify our remediation plan. We cannot make assurances, however, of when we will remediate such weaknesses, nor can we be certain of whether additional actions will be required.

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Terino and Faubert participated, we have concluded that, except as described above with respect to our remediation plan, there were no changes during the fiscal quarter ended July 31, 2017 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 7, 2017

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER R. FAUBERT
Peter R. Faubert
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer

Index to Exhibits

No.	Description

10.1

Second Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed May 26, 2017 with the Commission (File No. 000-21393) and incorporated herein by reference).

10.2

Cooperation Agreement, dated as of August 17, 2017, between SeaChange International, Inc. and Viex Capital Advisors, LLC, Viex Opportunities Fund, LP-Series One, Viex Special Opportunities Fund II, LP, Viex GP, LLC, Viex Special Opportunities GP II, LLC and Eric Singer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed August 17, 2017 with the Commission (File No. 000-21393) and incorporated herein by reference).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Furnished herewith.