Form 10-Q
period 2017-10-31
SEACHANGE INTERNATIONAL INC
filed 2017-12-07
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

The number of shares outstanding of the registrant’s Common Stock on December 1, 2017 was 35,503,871.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	October 31,	January 31,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,155	$28,302
Restricted cash	8	109
Marketable securities	4,990	5,253
Accounts and other receivables, net of allowance for doubtful accounts of $294 and $876 at October 31, 2017 and January 31, 2017, respectively	28,437	25,985
Unbilled receivables	3,630	6,553
Inventories, net	850	770
Prepaid expenses and other current assets	2,856	2,393
Total current assets	67,926	69,365
Property and equipment, net	10,131	11,485
Marketable securities, long-term	4,485	4,991
Investments in affiliates	2,000	2,000
Intangible assets, net	1,616	2,603
Goodwill, net	24,506	23,287
Other assets	1,200	2,336
Total assets	$111,864	$116,067
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,631	$4,978
Deferred revenues	12,558	12,517
Other accrued expenses	12,788	9,928
Total current liabilities	26,977	27,423
Deferred revenue, long-term	3,058	2,419
Deferred tax liabilities, long-term	16,253	14,732
Taxes payable, long-term	973	1,427
Other liabilities, long-term	—	530
Total liabilities	47,261	46,531
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,544,361 shares issued and 35,503,871 outstanding at October 31, 2017, and 35,339,232 shares issued and 35,298,742 outstanding at January 31, 2017	355	353
Additional paid-in capital	238,955	236,677
Treasury stock, at cost; 40,490 common shares at October 31, 2017 and January 31, 2017, respectively	(5)	(5)
Accumulated loss	(169,238)	(162,118)
Accumulated other comprehensive loss	(5,464)	(5,371)
Total stockholders’ equity	64,603	69,536
Total liabilities and stockholders’ equity	$111,864	$116,067

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Revenues:
Products	$11,119	$3,746	$18,907	$10,481
Services	12,311	16,215	38,415	49,502
Total revenues	23,430	19,961	57,322	59,983
Cost of revenues:
Products	1,198	1,824	3,088	4,506
Services	5,612	7,470	15,810	26,336
Amortization of intangible assets	255	315	764	947
Stock-based compensation expense	1	(26)	3	131
Total cost of revenues	7,066	9,583	19,665	31,920
Gross profit	16,364	10,378	37,657	28,063
Operating expenses:
Research and development	5,634	7,325	17,411	23,751
Selling and marketing	3,916	3,988	9,292	12,487
General and administrative	3,868	3,673	10,595	11,579
Amortization of intangible assets	370	540	1,075	1,572
Stock-based compensation expense	696	791	2,224	1,685
Change in fair value of earn-outs	—	—	—	249
Professional fees - other	—	24	21	328
Severance and other restructuring costs	960	2,373	3,670	5,991
Loss on impairment of long-lived assets	—	99	—	99
Total operating expenses	15,444	18,813	44,288	57,741
Income (loss) from operations	920	(8,435)	(6,631)	(29,678)
Other income (expenses), net	14	(67)	969	220
Income (loss) before income taxes	934	(8,502)	(5,662)	(29,458)
Income tax provision (benefit)	1,154	(420)	1,458	14,415
Net loss	$(220)	$(8,082)	$(7,120)	$(43,873)
Net loss	$(220)	$(8,082)	$(7,120)	$(43,873)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(79)	(619)	(76)	(316)
Unrealized loss on marketable securities	(12)	(20)	(17)	(2)
Comprehensive loss	$(311)	$(8,721)	$(7,213)	$(44,191)
Net loss per share:
Basic	$(0.00)	$(0.23)	$(0.20)	$(1.26)
Diluted	$(0.00)	$(0.23)	$(0.20)	$(1.26)
Weighted average common shares outstanding:
Basic	35,479	35,186	35,381	34,889
Diluted	35,479	35,186	35,381	34,889

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,120)	$(43,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,758	2,289
Provision for inventory obsolescence	90	318
Amortization of intangible assets	1,839	2,519
Fair value of acquisition-related contingent consideration	—	249
Stock-based compensation expense	2,227	1,816
Deferred income taxes	102	14,649
Other	(14)	113
Changes in operating assets and liabilities, excluding impact of acquisition:
Accounts receivable	(1,401)	1,987
Unbilled receivables	3,289	2,913
Inventories	(165)	338
Prepaid expenses and other assets	62	428
Accounts payable	(3,199)	(2,102)
Accrued expenses	942	(4,833)
Deferred revenues	355	(3,864)
Other	327	173
Total cash used in operating activities	(908)	(26,880)
Cash flows from investing activities:
Purchases of property and equipment	(386)	(521)
Purchases of marketable securities	(7,246)	(2,252)
Proceeds from sale and maturity of marketable securities	7,993	4,249
Acquisition of business, net of cash acquired	—	(5,243)
Other investing activities	176	28
Total cash provided by (used in) investing activities	537	(3,739)
Cash flows from financing activities:
Proceeds from issuance of common stock	53	64
Payments of withholding tax on RSU vesting	(52)	(109)
Other financing activities	—	(4)
Total cash provided by (used in) financing activities	1	(49)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(878)	(555)
Net decrease in cash, cash equivalents, and restricted cash	(1,248)	(31,223)
Cash, cash equivalents and restricted cash, beginning of period	28,411	58,815
Cash, cash equivalents and restricted cash, end of period	$27,163	$27,592
Supplemental disclosure of cash flow information:
Income taxes paid	$267	$120
Supplemental disclosure of non-cash investing and financing activities:
Fair value of common stock issued for acquisition of DCC Labs	$—	$2,640
Fair value of common stock issued for deferred stock consideration obligation	$—	$3,454
Asset group classified as held for sale	$—	$235
Transfer of items originally classified as inventories to equipment	$—	$24

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

We have adjusted prior fiscal year amounts to conform to the current fiscal year presentation. The effect of this change in methodology, which is a decrease to cost of revenues and an increase to selling and marketing expenses, is reflected in our current statements of operations and comprehensive loss for the three and nine months ended October 31, 2016 as follows:

		Adjustment to
	As Filed Fiscal 2017	Conform to	Adjusted
	Three Months Ended	Current Year	Three Months Ended
	October 31, 2016	Presentation	October 31, 2016
	(Amounts in thousands)
Cost of revenues - service	$8,036	$(566)	$7,470
Selling and marketing expenses	$3,422	$566	$3,988

		Adjustment to
	As Filed Fiscal 2017	Conform to	Adjusted
	Nine Months Ended	Current Year	Nine Months Ended
	October 31, 2016	Presentation	October 31, 2016
	(Amounts in thousands)
Cost of revenues - service	$27,982	$(1,646)	$26,336
Selling and marketing expenses	$10,841	$1,646	$12,487

The preparation of these financial statements in conformity with U.S. GAAP, requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and nine months ended October 31, 2017, there have been no material changes to our significant accounting policies that were described in our fiscal 2017 Form 10-K, as filed with the SEC.

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

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access cash resulting from earnings in prior fiscal years that had previously been deemed permanently restricted for foreign investment would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we changed our permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016.  We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings. The balance of the deferred tax liability is $16.3 million as of October 31, 2017.

2.	Significant Accounting Policies

Cash, cash equivalents, and restricted cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral for performance obligations with our customers.

We early adopted the new Financial Accounting Standards Board (“FASB”) guidance on August 1, 2017, which changed the presentation of our consolidated statements of cash flows and related disclosures for all periods presented (see Note 14, “Recent Accounting Standard Updates,” for more information on the adoption of this guidance). Accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our consolidated statements of cash flows for the nine months ended October 31, 2017 and 2016:

	Nine Months Ended
	October 31,
	2017	2016
	(Amounts in thousands)
Cash and cash equivalents	$27,155	$27,484
Restricted cash	8	108
Total cash, cash equivalents, and restricted cash	$27,163	$27,592

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

We also evaluate property and equipment, intangible assets with finite useful lives and other long-lived assets on a regular basis for the existence of facts or circumstances, both internal and external that may suggest an asset is not recoverable. If such circumstances exist, we evaluate the carrying value of long-lived assets to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the primary asset in the asset group and compare that value to the carrying value of the assets. In August 2017, we placed our corporate headquarters and the adjacent land (the “Corporate Headquarters”), located in Acton, Massachusetts, on the market for sale. We assessed whether the Corporate Headquarters would qualify as an asset held for sale and determined that it would not since it did not meet all six of the criteria of an asset held for sale under current accounting guidance. During the assessment, we received information from a third-party real estate broker which led management to believe that there was a significant decrease in the fair value of the Corporate Headquarters. We considered this to be a triggering event and were required to test the Corporate Headquarters for recoverability. We evaluated the undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and determined that an impairment did not exist as of the date of the triggering event. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

In addition, since we considered the significant decrease in fair value of the Corporate Headquarters a triggering event, we were required to complete an additional goodwill impairment test as of the date of the triggering event. We completed the additional goodwill impairment test and determined that the implied fair value of the reporting unit exceeds its carrying value as of the date of the triggering event. Accordingly, no impairment charge was recognized as of October 31, 2017.

Liquidity

We continue to realize the savings related to our restructuring activities. During fiscal 2018, we made significant reductions to our headcount as part of our ongoing restructuring effort from which we expect to generate annualized savings of approximately $18 million. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2017 and January 31, 2017. There were no fair value measurements of our financial assets and liabilities using significant Level 3 inputs for the periods presented:

		Fair Value at October 31, 2017 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	October 31,	Identical Assets	Inputs
	2017	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Cash equivalents (a)	$3,550	$500	$3,050
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,993	1,993	—
U.S. government agency issues	2,997	—	2,997
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	1,735	1,735	—
U.S. government agency issues	993	—	993
Corporate bonds	1,757	—	1,757
Total	$13,025	$4,228	$8,797

		Fair Value at January 31, 2017 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	January 31,	Identical Assets	Inputs
	2017	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Cash equivalents (a)	$2,726	$2,726	$—
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	4,253	4,253	—
U.S. government agency issues	1,000	—	1,000
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	1,997	1,997	—
U.S. government agency issues	2,994	—	2,994
Total	$12,970	$8,976	$3,994

(a)	Money market funds and U.S. treasury bills are included in cash and cash equivalents on the accompanying consolidated balance sheets.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill, and other intangible assets, which are re-measured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets and liabilities, we do not periodically adjust carrying value to fair value except in the event of impairment. If we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded to loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss.

In the third quarter of fiscal 2018, we finalized the “Step 1” analysis of our annual goodwill impairment test for fiscal 2018. Based on this analysis, we determined that fair value of our reporting unit exceeded its carrying value, which was $64.2 million at August 1, 2017. As a result, no impairment charge was required related to the annual test.

In August 2017, we placed the Corporate Headquarters on the market for sale. We assessed whether the Corporate Headquarters would qualify as an asset held for sale and determined that it would not since it did not meet all six of the criteria of an asset held for sale under current accounting guidance. During the assessment, we received information from a third-party real estate broker that led management to believe that there was a significant decrease in the fair value of the Corporate Headquarters. We considered this to be a triggering event and were required to test the Corporate Headquarters for recoverability. We evaluated the undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and determined that an impairment did not exist as of the date of the triggering event.

In addition, since we considered the significant decrease in fair value of the Corporate Headquarters a triggering event, we were required to complete an additional goodwill impairment test as of the date of the triggering event. We completed the additional goodwill impairment test and determined that the implied fair value of the reporting unit exceeds its carrying value as of the date of the triggering event. Accordingly, no impairment charge was recognized as of October 31, 2017.

During the three and nine months ended October 31, 2016, we recorded a $0.1 million loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss. This impairment was taken on an asset group classified as an asset held for sale on our consolidated balances sheet as of October 31, 2016, (as disclosed in Note 5, “Consolidated Balances Sheet Detail”).

We also have direct investments in privately-held companies, over which we do not have significant influence of their operating and financial activities and account for under the cost-method of accounting. Management periodically assesses these investments for other-than-temporary impairment, considering available information provided by the investees and any other readily available market data. If we determine that an other-than-temporary impairment has occurred, we write-down the investment to its fair value. Our ability to realize value from these investments depends on the success of those companies’ businesses and their ability to obtain sufficient capital to execute their business plans. Because private markets are not as liquid as public markets, there is also increased risk that we will not be able to sell these investments, or that when we desire to sell them, we will not be able to obtain fair value for them.

During the three and nine months ended October 31, 2017, the Company did not recognize any impairment charges related to goodwill, intangible assets, long-lived assets or cost-method investments.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, U.S. government agency notes and bonds and corporate bonds as of October 31, 2017 and January 31, 2017. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other income (expenses), net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other income (expenses), net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other income (expenses), net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of the three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of October 31, 2017 and January 31, 2017:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
October 31, 2017
Cash	$23,605	$—	$—	$23,605
Cash equivalents	3,549	1	—	3,550
Cash and cash equivalents	27,154	1	—	27,155
U.S. treasury notes and bonds - short-term	2,001	—	(8)	1,993
U.S. treasury notes and bonds - long-term	1,740	—	(5)	1,735
U.S. government agency issues - short-term	2,982	17	(2)	2,997
U.S. government agency issues - long-term	1,003	—	(10)	993
Corporate bonds - long-term	1,761	—	(4)	1,757
Total cash, cash equivalents and marketable securities	$36,641	$18	$(29)	$36,630

January 31, 2017
Cash	$25,576	$—	$—	$25,576
Cash equivalents	2,726	—	—	2,726
Cash and cash equivalents	28,302	—	—	28,302
U.S. treasury notes and bonds - short-term	4,248	5	—	4,253
U.S. treasury notes and bonds - long-term	2,003	—	(6)	1,997
U.S. government agency issues - short-term	991	9	—	1,000
U.S. government agency issues - long-term	2,996	—	(2)	2,994
Total cash, cash equivalents and marketable securities	$38,540	$14	$(8)	$38,546

The gross realized gains and losses on sale of available-for-sale securities as of October 31, 2017 and January 31, 2017 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of October 31, 2017 are as follows (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$4,990
Maturity between one and five years	4,485
Total	$9,475

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at October 31, 2017 and January 31, 2017 was $36.6 million and $38.7 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets.

4.	Acquisitions

DCC Labs

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. The stock consideration was determined by dividing the total value of $2.7 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all the stock (681,278 shares) were initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement, with one-third of the stock in escrow to be released to the former DCC Labs owners annually on the anniversary date of the acquisition beginning on May 5, 2017 and ending May 5, 2019, and one-half of the cash in escrow to be released to the former DCC Labs owners on May 5, 2017 and May 5, 2018. On May 5, 2017, $0.3 million in cash and 227,090 shares of our common stock initially deposited with an Escrow Agent were disbursed to the sellers.

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
		$810

Impact to Fiscal 2017 Financial Results

DCC Labs’ financial results have only been included in our fiscal 2017 consolidated financial results for the period from the May 5, 2016 acquisition date through January 31, 2017. As a result, our consolidated financial results for the nine months ended October 31, 2016 does not include DCC Labs’ results for the period from February 1, 2016 to May 4, 2016. For that period, DCC Labs’ revenue was not significant and its operating loss was approximately $1.2 million.

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

Inventories, net

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	As of
	October 31,	January 31,
	2017	2017
	(Amounts in thousands)
Components and assemblies	$506	$500
Finished products	344	270
Total inventories, net	$850	$770

Property and equipment, net

Property and equipment, net consists of the following:

	Estimated	As of
	Useful	October 31,	January 31,
	Life (Years)	2017	2017
		(Amounts in thousands)
Land		$2,780	$2,780
Buildings	20	11,839	11,726
Office furniture and equipment	5	1,222	1,091
Computer equipment, software and demonstration equipment	3	16,428	18,194
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	1,081	1,064
		34,508	36,013
Less - Accumulated depreciation and amortization		(24,377)	(24,528)
Total property and equipment, net		$10,131	$11,485

Depreciation and amortization expense on property and equipment, net was $0.6 million and $1.8 million for the three and nine months ended October 31, 2017 and $0.7 million and $2.3 million for the three and nine months ended October 31, 2016.

Loss on Impairment of Long-Lived Assets

During the third quarter of fiscal 2017, we began actively marketing our facility in Greenville, New Hampshire for sale and identified a potential buyer. Accordingly, we determined at the time that the sale of the asset group was probable by the end of the fourth quarter of fiscal 2017. We determined that the asset group met all the criteria of held for sale accounting and classified the asset group as held for sale on our consolidated balance sheets beginning in the third quarter of fiscal 2017. We originally placed the asset group for sale in August 2016 for $0.3 million, which was the net book value of the asset group at that time. To be more competitive in the real estate market in which the property is located, we reduced the selling price in September 2016 to $0.2 million. As a result, we recorded a loss on impairment of long-lived assets of $0.1 million in our consolidated statements of operations and comprehensive loss during the three and nine months ended October 31, 2016. Subsequently, in January 2017, after a potential buyer declined to purchase this facility, we determined that the sale of the facility was not imminent due to the location of the building and the overall market conditions in the area. Consequently, we decided to fully impair the facility since we felt that carrying amount was greater than the fair value. As a result, we recorded a $0.3 million loss on impairment of long-lived assets in our consolidated statements of operations and comprehensive loss at January 31, 2017.

Other accrued expenses

Other accrued expenses consist of the following:

	As of
	October 31,	January 31,
	2017	2017
	(Amounts in thousands)
Accrued compensation and commissions	$1,880	$1,799
Accrued bonuses	2,467	1,871
Accrued restructuring	850	1,023
Employee benefits	372	885
Taxes	3,850	919
Accrued other	3,369	3,431
Total other accrued expenses	$12,788	$9,928

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill of the Company below its carrying amount. At October 31, 2017 and January 31, 2017, we had goodwill of $24.5 million and $23.3 million, respectively. The change in the carrying amount of goodwill for the nine months ended October 31, 2017 is due to the impact of foreign currency translation adjustments related to goodwill balances that are recorded in currencies other than the U.S. dollar. The following table represents the changes in the carrying amount of goodwill for the nine months ended October 31, 2017 (amounts in thousands):

Balance as of February 1, 2017:
Goodwill, gross	$62,566
Accumulated impairment losses	(39,279)
Goodwill, net	23,287
Cumulative translation adjustment	1,219
Balance as of October 31, 2017:
Goodwill, gross	63,785
Accumulated impairment losses	(39,279)
Goodwill, net	$24,506

We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year or sooner if an indicator of impairment occurs. In the third quarter of fiscal 2018, we finalized the “Step 1” analysis of our annual goodwill impairment test for fiscal 2018. Based on this analysis, we determined that fair value of our reporting unit exceeded its carrying value, which was $64.2 million at August 1, 2017. As a result, no impairment charge was required related to the annual test. See “Critical Accounting Policies and Significant Judgment and Estimates – Goodwill,” in Part I, Item 2 of this Form 10-Q for more information.

During the third quarter of fiscal 2018, we determined that there was a significant decrease in fair value of the Corporate Headquarters (see Note 2, “Significant Accounting Policies – Impairment of Assets,” for more information). We considered this significant decrease in fair value a triggering event. As a result, we were required to complete an additional goodwill impairment test as of the date of the triggering event. We completed the additional goodwill impairment test and determined that the implied fair value of the reporting unit exceeds its carrying value as of the date of the triggering event. Accordingly, no impairment charge was recognized as of October 31, 2017

Other than the potential impairment indicator of goodwill mentioned above, we noted no other indicators that would require us to perform an impairment test in the fiscal third quarter ended October 31, 2017.

Intangible Assets

Intangible assets, net, consisted of the following at October 31, 2017 and January 31, 2017:

		As of October 31, 2017			As of January 31, 2017
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	2.3	$30,982	$(29,743)	$1,239	$30,056	$(28,019)	$2,037
Non-compete agreements	0.5	2,517	(2,509)	8	2,374	(2,356)	18
Completed technology	2.6	11,024	(10,697)	327	10,496	(9,997)	499
Trademarks, patents and other	2.5	7,159	(7,117)	42	7,125	(7,076)	49
Total finite-life intangible assets	2.4	$51,682	$(50,066)	$1,616	$50,051	$(47,448)	$2,603

As of October 31, 2017, the estimated future amortization expense for our finite-life intangible assets is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2018 (for the remaining three months)	$478
2019	873
2020	260
2021	5
2022	—
2023 and thereafter	—
Total	$1,616

7.	Commitments and Contingencies

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

Restructuring Costs

During the nine months ended October 31, 2017, we incurred restructuring charges of $3.3 million primarily from employee-related benefits for terminated employees and costs to close facilities.

The following table shows the activity in accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of October 31, 2017 (amounts in thousands):

	Employee-Related	Closure of Leased	Other
	Benefits	Facilities	Restructuring	Total
Accrual balance as of January 31, 2017	$785	$130	$108	$1,023
Restructuring charges incurred	2,937	89	262	3,288
Cash payments	(2,938)	(228)	(312)	(3,478)
Other charges	17	—	—	17
Accrual balance as of October 31, 2017	$801	$(9)	$58	$850

During the third quarter of fiscal 2017, we implemented a restructuring program (“Restructuring Plan”) with the purpose of reducing costs and assisting in restoring SeaChange to profitability and positive cash flow. This program included measures intended to allow the Company to more efficiently operate in a leaner, more direct cost structure. These measures included reductions in workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reduction in third-party service costs. The total estimated restructuring costs associated with the Restructuring Plan are anticipated to be approximately $7.5 million and will be recorded in severance and other restructuring costs in our consolidated statements of operations and comprehensive loss as they are incurred. We recorded $3.2 million of restructuring expense in connection with this plan during the nine months ended October 31, 2017, which was primarily made up of employee-related costs. Since its implementation, we have recognized $6.3 million in restructuring charges related to the Restructuring Plan and we expect to incur any remaining charges by the end of fiscal 2018.

During the second quarter of fiscal 2017, we restructured our operations in connection with the acquisition of DCC Labs. This restructuring resulted in a workforce reduction within our In-Home engineering and services organization and in the closing of our facility in Portland, Oregon and a substantial reduction to our facility in Milpitas, California. We recorded $0.1 million of restructuring expense in connection with this action during the nine months ended October 31, 2017, which was primarily made up of facility and other costs not related to employees. We incurred charges totaling $2.0 million in severance and other restructuring costs from the second quarter of fiscal 2017 through the third quarter of fiscal 2018 related to the acquisition. Once we complete our integration plan, any further reduction in workforce may result in additional restructuring charges.

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. As of October 31, 2017, there were 3,989,268 shares available for future grant under the 2011 Plan.

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

We have granted market-based options to certain officers concurrent with their appointment. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options.  The fair value of these 800,000 stock options was estimated to be $2.1 million. As of October 31, 2017, $0.4 million remained unamortized on these market-based stock options, which will be expensed over the next 1.7 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations.  Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Stock-based compensation expense related to the ESPP was not significant for the three and nine months ended October 31, 2017.

10.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the nine months ended October 31, 2017:

		Changes in
	Foreign	Fair Value of
	Currency	Available-
	Translation	for-Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2017	$(5,377)	$6	$(5,371)
Other comprehensive loss	(76)	(17)	(93)
Balance at October 31, 2017	$(5,453)	$(11)	$(5,464)

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

Significant Customers

One customer accounted for 10% or more of our total revenues for the three and nine months ended October 31, 2017 and 2016 as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Customer A	53%	33%	38%	31%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2017		2016		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues by customers’ geographic locations:	(Amounts in thousands, except percentages)
North America (1)	$6,931	29%	$9,116	45%	$23,577	41%	$28,306	47%
Europe and Middle East	14,560	62%	8,518	43%	28,203	49%	26,098	44%
Latin America	1,545	7%	1,334	7%	4,408	8%	3,785	6%
Asia Pacific	394	2%	993	5%	1,134	2%	1,794	3%
Total	$23,430		$19,961		$57,322		$59,983

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
U.S. Revenue	$6,105	$6,905	$20,180	$22,040
% of total revenues	26.1%	34.6%	35.2%	36.7%

12.	Income Taxes

We recorded an income tax provision of $1.2 million and an income tax benefit of $(0.4) million for the three months ended October 31, 2017 and 2016, respectively. The tax provision for the nine months ended October 31, 2017 includes a $0.6 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Irish statute of limitations and $1.8 million of tax expense that is largely attributable to a shift in the jurisdictions where income is earned. We recorded a tax provision of $1.5 million and $14.4 million, respectively, for the nine months ended October 31, 2017 and 2016. In the second quarter of fiscal 2017, we recorded a charge of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries. Our effective tax rate in fiscal 2018 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2017, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013. We are no longer subject to U.S. federal examinations before fiscal 2015. However, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Net loss	$(220)	$(8,082)	$(7,120)	$(43,873)
Weighted average shares used in computing net loss per share - basic and diluted	35,479	35,186	35,381	34,889

Net loss per share:
Basic	$(0.00)	$(0.23)	$(0.20)	$(1.26)
Diluted	$(0.00)	$(0.23)	$(0.20)	$(1.26)

The number of common shares used in the computation of diluted net loss per share for the three and nine months ended October 31, 2017 and 2016 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2017	2016	2017	2016
Stock options	1,588	1,756	1,676	1,443
Restricted stock units	483	514	349	472
Deferred stock units	42	28	88	55
Performance stock units	339	331	494	315
Total	2,452	2,629	2,607	2,285

14.	Recent Accounting Standard Updates

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017.

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

The Company will adopt Topic 606 effective February 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for any open contracts as of the adoption date. The Company has established an implementation team to assist with its assessment of the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. In addition, the Company has made investments in systems to enable timely and accurate reporting under the new standard. To date, the Company’s assessment has included (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, (5) testing transactions for consistency with contract provisions that affect revenue recognition, and (6) developing a standalone selling price for all performance obligations. Based on the results of the assessment, the Company currently believes the most significant potential changes to be in the identification of performance obligations, the timing of revenue recognition and the allocation of transaction price to the performance obligations. As part of the procedures completed by the Company, incremental costs to obtain a contract and costs incurred in fulfilling a contract have also been assessed. Based on preliminary results of the assessment, which is still in process, the Company currently believes that the most significant potential changes to be accounting for commissions associated with the initial year of contract, as incremental costs are expected to be capitalized as a contract asset and they will be amortized over the estimated customer life, which could extend beyond the contract life.  The Company also anticipates changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities, as well as, significant changes to its disclosures, to comply with the new disclosure requirements under Topic 606. The Company is continuing to design the necessary changes to its business processes, systems and controls to support recognition and disclosure under the new standard. Further, the Company is continuing to assess what incremental disaggregated revenue and other disclosures will be required in its consolidated financial statements, which the Company believes will be significant.

Based on the procedures performed, the Company expects the following impacts:

•

Currently, the Company recognizes revenue from perpetual licenses with extended payment terms over the term of the agreement as payments are received, provided all other criteria for revenue recognition have been met, and any corresponding maintenance over the term of the agreement. The adoption of ASC 606 will result in revenue for performance obligations being recognized as they are satisfied. Therefore, revenue from perpetual license performance obligations with extended payment terms will be recognized when control is transferred to the customer. Any unrecognized license revenue from the arrangement, included in deferred revenue at January 31, 2018, will not be recognized in revenue in future periods but as a cumulative adjustment to retained earnings. Further, revenue from the maintenance performance obligations is expected to be recognized on a straight-line basis over the contractual term. Due to the revenue from perpetual licenses with extended payment terms being recognized prior to amounts being billed to the customer, the Company expects to recognize a net contract asset on the balance sheet.

•

Currently, the Company allocates revenue to licenses under the residual method when it has Vendor Specific Objective Evidence (“VSOE”) for the remaining undelivered elements, which allocates any future credits or significant discounts entirely to the license. The adoption of ASC 606 will result in future credits, significant discounts, and material rights under ASC 606, being allocated to all performance obligations based upon their relative selling price. Under ASC 606, additional license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the customer, which is generally upon delivery of the license.

•

Currently, the Company does not have VSOE for professional services and maintenance in certain geographical areas, which results in revenue being deferred in such instances until such time as VSOE exists for all undelivered elements or recognized ratably over the longest performance period. The adoption of ASC 606 eliminates the requirement for VSOE and replaces it with the concept of a standalone selling price. Once the transaction price is allocated to each of the performance obligations, the Company can recognize revenue as the performance obligations are delivered, either at a point in time or over time. Under ASC 606, license revenue will be recognized when control is transferred to the customer and professional services revenue will be recognized over time based on labor hours expended. This will result in the acceleration of professional services revenue when compared to the current practice of ratable recognition for professional services when there is a lack of VSOE.

•

Sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers are currently expensed when incurred. ASC 606 will require these costs to be recognized as an asset when incurred and to be expensed over the associated contract term. However, because the sales commission paid on the maintenance renewals is not commensurate with the original deal, ASC 606 requires that these acquisition costs be expensed over the customer life. The Company expects this change to impact all arrangements that included implicit or explicit maintenance contracts.

•

ASC 606 provides additional accounting guidance for contract modifications whereby changes must be accounted for either as a retrospective change (creating either a catch up or deferral of past revenues), prospectively with a reallocation of revenues amongst identified performance obligations, or prospectively as separate contracts which will not require any reallocation. This may result in a difference in the timing of the recognition of revenue as compared to how contract modifications are recognized currently.

•	There will be a corresponding effect on tax liabilities in relation to all of the above impacts.

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

Recently Issued Accounting Standard Updates – Adopted During the Period

Cash Flow Statement

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows where diversity in practice exists. The guidance is effective for interim and annual periods beginning in our first quarter of fiscal 2019, and early adoption is permitted. The Company early adopted this standard on August 1, 2017. The adoption of this standard did not have any effect on our consolidated financial statements because the cash receipts and cash payments described in ASU 2016-15 are not applicable to the Company currently or retrospectively.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for us in the first quarter of fiscal 2019 and early adoption is permitted. The Company early adopted the standard on August 1, 2017 and retrospectively applied the amendment. Other than the change in presentation of restricted cash within the consolidated statements of cash flows, the adoption of this standard did not have a material impact on our consolidated financial statements.

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the subsequent measurement of goodwill by removing “Step 2” of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for us beginning in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective August 1, 2017 in conjunction with its annual goodwill impairment testing. Because the results of “Step 1” of the impairment test indicated that the fair value of the Company’s goodwill exceeded its carrying amount, the adoption of ASU 2017-04 did not change the impairment testing process for the fiscal 2018 annual goodwill impairment test. See Note 6, “Goodwill and Intangible Assets,” for more information on our annual goodwill impairment test.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting under ASC 718. The guidance is effective for us beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company early adopted ASU 2017-09 in the fiscal quarter ended October 31, 2017. The implementation of this standard had no impact on the Company’s consolidated financial statements.

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

We continue to invest in developing next generation capabilities in our four main product offerings: video back office, advertising, content management and user experience. Our suite of products allows us to provide customers with end-to-end video delivery capabilities across multiple platforms, thus reducing cost and increasing speed and ease of use for end users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide end-to-end solutions, we can meet their growing needs and help them get to market faster, which will help them drive new revenue growth. We have virtualized our solutions and products to make integrating with existing networks simple and this is a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

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

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. The stock consideration was determined by dividing the total value of $2.7 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all the stock (681,278 shares) were initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement, with one-third of the stock in escrow to be released to the former DCC Labs owners annually on the anniversary date of the acquisition beginning on May 5, 2017 and ending May 5, 2019, and one-half of the cash in escrow to be released to the former DCC Labs owners on May 5, 2017 and May 5, 2018. On May 5, 2017, $0.3 million in cash and 227,090 shares of our common stock initially deposited with an Escrow Agent were disbursed to the sellers.

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

In addition to the reduction in workforce associated with the acquisition of DCC Labs, we implemented additional company-wide cost savings efforts during the second half of fiscal 2017, including a worldwide reduction in workforce, to help improve operations and optimize our cost structure with the goal of assisting in restoring SeaChange to profitability and positive cash flow. In the first nine months of fiscal 2018, we recognized $3.2 million of restructuring costs related to these cost-saving initiatives and have recognized $6.3 million since the program was implemented.

We recorded an income tax provision of $14.6 million in fiscal 2017, primarily relating to deferred income tax expense of $14.7 million related to the undistributed foreign earnings of certain of our foreign subsidiaries. Prior to the end of the second quarter of fiscal 2017, we asserted that the undistributed earnings of all our foreign subsidiaries were permanently reinvested and, accordingly were not subject to U.S. income taxes. In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access certain amounts of foreign earnings would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we changed our permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016, and recorded a deferred tax liability of $14.7 million related to the foreign income on the $58.6 million of undistributed earnings. As of October 31, 2017, the balance of the deferred tax liability is $16.3 million. There is no certainty as to the timing of when such foreign earnings will be distributed via dividend to the United States in whole or in part. In addition, when the foreign earnings are distributed to the United States, we anticipate that a substantial portion of the resulting U.S. income taxes would be reduced by existing tax attributes.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.  As mentioned in Note 1. “Nature of Business and Basis of Presentation – Basis of Presentation,” to this Form 10-Q, effective February 1, 2017, as a result of a change in how we review our business, costs associated with our Solutions Architect employees which were formerly classified as research and development expenses, are now classified as selling and marketing expenses. Management feels that the tasks of these employees are more in line with the tasks of the sales group rather than with research and development. In addition, all Solutions Architect research and development costs prior to February 1, 2017, which were primarily employee-related costs, were reclassified to cost of revenues because they all related to revenue-generating projects. Beginning on February 1, 2017, this reclassification is from selling and marketing expense to cost of revenues and the amount is determined based on the hours worked on revenue-generating projects by Solutions Architect employees. Prior fiscal year amounts were adjusted to conform to this presentation. The effect of this change in methodology, which has no effect on loss from operations, is reflected in our current statements of operations and comprehensive loss for the three and nine months ended October 31, 2016.

Revenues

The following table summarizes information about our revenues for the three and nine months ended October 31, 2017 and 2016:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$11,119	$3,746	$7,373	>100%	$18,907	$10,481	$8,426	80.4%
Service	12,311	16,215	(3,904)	(24.1%)	38,415	49,502	(11,087)	(22.4%)
Total revenues	23,430	19,961	3,469	17.4%	57,322	59,983	(2,661)	(4.4%)
Cost of product revenues	1,453	1,906	(453)	(23.8%)	3,852	4,752	(900)	(18.9%)
Cost of service revenues	5,613	7,677	(2,064)	(26.9%)	15,813	27,168	(11,355)	(41.8%)
Total cost of revenues	7,066	9,583	(2,517)	(26.3%)	19,665	31,920	(12,255)	(38.4%)
Gross profit	$16,364	$10,378	$5,986	57.7%	$37,657	$28,063	$9,594	34.2%
Gross product profit margin	86.9%	49.1%		37.8%	79.6%	54.7%		25.0%
Gross service profit margin	54.4%	52.7%		1.7%	58.8%	45.1%		13.7%
Gross profit margin	69.8%	52.0%		17.9%	65.7%	46.8%		18.9%

Product Revenue.  The increase in product revenue for the three and nine months ended October 31, 2017 of $7.4 million and $8.4 million, respectively, was primarily due to a $8.6 million and $9.4 million increase in our video platform revenue for the three and nine months ended October 31, 2017, as compared to the same periods of fiscal 2017. This increase is primarily due to the purchase of software licenses by our largest customer in the third quarter of fiscal 2018 as they continue to build out their back-office solution. This increase was partially offset by a $1.0 million and $0.4 million decrease in hardware revenue during those periods, as compared to the same periods of the prior fiscal year.

Service Revenue.  Service revenue decreased $3.9 million and $11.1 million for the three and nine months ended October 31, 2017, as compared to the same periods of fiscal 2017, primarily due to less revenue recognized for professional services provided on our video platform during the current fiscal year. Additionally, there was a decrease in maintenance and support revenue provided on post-warranty contracts.

During each period shown in the table above, one customer accounted for more than 10% of our total revenue. See Note 11, “Segment Information, Significant Customers and Geographic Information,” to our consolidated financial statements for more information.

International revenues accounted for approximately 74% and 65% of total revenues in the three months ended October 31, 2017 and 2016, respectively. For the nine months ended October 31, 2017 and 2016, international revenues accounted for 65% and 63% of total revenues. The increase in the international revenues as a percentage of total revenue for the three and nine months ended October 31, 2017, as compared to the same prior periods is primarily due to an increase in revenue outside the United States at a higher rate than the decrease in domestic revenue. Specifically, in the third quarter of fiscal 2018 we sold approximately $8 million of software licenses to our largest customer in Europe.

Gross Profit and Margin. Cost of product revenues consists primarily of the cost of resold third-party products purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems. Cost of revenues also consists of professional services costs and third-party professional services costs in order to fulfill customized software development contracts.

Our gross profit margin increased 18 percentage points for the three months ended October 31, 2017, as compared to the same period of the prior fiscal year and increased 19 percentage points for the nine months ended October 31, 2017. Product gross margin increased 38 percentage points for the three months and 25 percentage points for the nine months ended October 31, 2017, as compared to the same periods in the prior fiscal year, primarily due to an increase in software license revenues, which carry higher gross margins, and a decrease in costs, specifically employee-related costs resulting from the cost-savings initiatives implemented beginning in the third quarter of fiscal 2017. Service profit margins increased two percentage points for the three months ended and increased 14 percentage points for the nine months ended October 31, 2017, as compared to the same periods of the prior fiscal year, in part due to lower employee-related costs described above.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Research and development expenses	$5,634	$7,325	$(1,691)	(23.1%)	$17,411	$23,751	$(6,340)	(26.7%)
% of total revenues	24.0%	36.7%			30.4%	39.6%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and nine months ended October 31, 2017, research and development costs decreased $1.7 million and $6.3 million, respectively, as compared to the same periods of fiscal 2017. These decreases were primarily due to lower labor costs associated with the reduction in work force and transfer of certain business processes to lower cost regions resulting from the restructuring of the research and development group after our acquisition of DCC Labs in May 2016 as well as other cost-savings efforts implemented in the second half of fiscal 2017.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,916	$3,988	$(72)	(1.8%)	$9,292	$12,487	$(3,195)	(25.6%)
% of total revenues	16.7%	20.0%			16.2%	20.8%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.1 million and $3.2 million for the three and nine months ended October 31, 2017, respectively, as compared to the same periods of the prior fiscal year, primarily due to lower employee-related costs. These lower costs were a result of the cost-savings initiatives implemented in the second half of fiscal 2017. The decreases for the three and nine month periods were partially offset by a $0.7 million and $1.0 million increase, respectively, in commissions paid resulting from higher bookings in the third quarter of fiscal 2018.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,868	$3,673	$195	5.3%	$10,595	$11,579	$(984)	(8.5%)
% of total revenues	16.5%	18.4%			18.5%	19.3%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased $0.2 million for the three months ended October 31, 2017, as compared to the same period of fiscal 2017 due primarily to higher accounting services relating to audit and internal controls consulting services. General and administrative expenses decreased $1.0 million in the nine months ended October 31, 2017, as compared to the same period of fiscal 2017, primarily due to a decrease in labor costs resulting from the reduction of our headcount as part of our cost-savings initiatives implemented in the second half of fiscal 2017. This decrease was partially offset by an increase in accounting fees, such as internal and external audit fees, and legal fees.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$625	$855	$(230)	(26.9%)	$1,839	$2,519	$(680)	(27.0%)
% of total revenues	2.7%	4.3%			3.2%	4.2%

Amortization expense relates to the costs of acquired intangible assets and capitalized internally-developed software costs. The decrease in amortization expense for the three and nine months ended October 31, 2017, as compared to the same periods of fiscal 2017, is primarily due to the fully amortized intangible assets from prior acquisitions as well as a change in foreign exchange rates.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$697	$765	$(68)	(8.9%)	$2,227	$1,816	$411	22.6%
% of total revenues	3.0%	3.8%			3.9%	3.0%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense decreased $0.1 million in the three months ended October 31, 2017 primarily due to a decrease in expense related to non-performance based RSUs due to lower grant day stock prices and to a decrease in stock compensation expense on the CEO’s market-based stock options. Stock compensation expense increased $0.4 million for the nine months ended October 31, 2017, as compared to the same period in fiscal 2017, primarily due to the reversal of our former CEO’s stock-based compensation in the first quarter of fiscal 2017 upon his departure from the Company. This increase is partially offset by a decrease in stock-based compensation expense related to non-performance based RSUs due to lower grant day stock prices.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$960	$2,373	$(1,413)	(59.5%)	$3,670	$5,991	$(2,321)	(38.7%)
% of total revenues	4.1%	11.9%			6.4%	10.0%

Severance and other restructuring costs decreased $1.4 million for the three months ended October 31, 2017, as compared to the same period of fiscal 2017. Charges in fiscal 2018 include $0.8 million related to a cost reduction initiative implemented in the second half of fiscal 2017, which we expect to be completed by the end of fiscal 2018 and to severance charges not related to a restructuring plan of $0.2 million. Charges in fiscal 2017 included $2.1 million related to the cost reduction initiative mentioned above and $0.3 million related to the reduction in force in our In-Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016.

Severance and other restructuring costs decreased $2.3 million for the nine months ended October 31, 2017, as compared to the same period of fiscal 2017. Charges in fiscal 2018 include $3.2 million related to a cost reduction initiative implemented in the second half of fiscal 2017 that we expect to be completed by the end of fiscal 2018, $0.1 million of charges related to the reduction in force in our In-Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016 and to severance charges not related to a restructuring plan of $0.4 million. Charges in fiscal 2017 included $2.1 million related to the cost reduction initiative mentioned above, $0.6 million related to the restructuring activities of our Timeline Labs operations, $1.9 million related to the reduction in force in our In-Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016 and to severance charges not related to a restructuring plan of $1.4 million, including severance related to our former CEO and CFO.

Other Income (Expenses), Net

The table below provides detail regarding our other income (expenses), net:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income, net	$46	$11	$35	>100%	$106	$88	$18	20.5%
Foreign exchange (loss) gain	(97)	(74)	(23)	31.1%	748	124	624	>100%
Miscellaneous income (expense)	65	(4)	69	>(100%)	115	8	107	>100%
	$14	$(67)	$81		$969	$220	$749

For the nine months ended October 31, 2017, foreign exchange (loss) gain increased by $0.6 million as compared to the same period of fiscal 2017. The strengthening of the U.S. dollar compared to other foreign currencies during the periods presented, primarily the British Pound and Euro, resulted in this increase.

Income Tax Provision (Benefit)

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2017	2016	$ Amount	% Change	2017	2016	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax provision (benefit)	$1,154	$(420)	$1,574	>(100%)	$1,458	$14,415	$(12,957)	(89.9%)
% of total revenues	4.9%	(2.1%)			2.5%	24.0%

We recorded an income tax provision of $1.2 million and an income tax benefit of $(0.4) million for the three months ended October 31, 2017 and 2016, respectively. The tax provision for the three months ended October 31, 2017 includes a $0.6 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Irish statute of limitations and $1.8 million of tax expense that is largely attributable to a shift in the jurisdictions where income is earned. We recorded a tax provision of $1.5 million and $14.4 million, respectively, for the nine months ended October 31, 2017 and 2016. In the second quarter of fiscal 2017, we recorded a charge of $14.7 million related to the change in assertion regarding the undistributed foreign earnings of certain of our foreign subsidiaries. Our effective tax rate in fiscal 2018 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2017, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013. We are no longer subject to U.S. federal examinations before fiscal 2015. However, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

Non-GAAP Measures.

We define non-GAAP income (loss) from operations as U.S. GAAP operating income (loss) plus stock-based compensation expenses, amortization of intangible assets, provision for loss contract, change in fair value of earn-outs, non-operating expense professional fees, severance and other restructuring costs, and loss on impairment of long-lived assets. We discuss non-GAAP income (loss) from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating income (loss) from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP income (loss) from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP income (loss) from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP income (loss) from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income (loss) income from operations for the three and nine months ended October 31, 2017 and 2016 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	October 31, 2017			October 31, 2016
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$11,119	$—	$11,119	$3,746	$—	$3,746
Services	12,311	—	12,311	16,215	—	16,215
Total revenues	23,430	—	23,430	19,961	—	19,961
Cost of revenues:
Products	1,198	—	1,198	1,824	—	1,824
Services	5,612	—	5,612	7,470	—	7,470
Amortization of intangible assets	255	(255)	—	315	(315)	—
Stock-based compensation	1	(1)	—	(26)	26	—
Total cost of revenues	7,066	(256)	6,810	9,583	(289)	9,294
Gross profit	16,364	256	16,620	10,378	289	10,667
Gross profit percentage	69.8%	1.1%	70.9%	52.0%	1.4%	53.4%
Operating expenses:
Research and development	5,634	—	5,634	7,325	—	7,325
Selling and marketing	3,916	—	3,916	3,988	—	3,988
General and administrative	3,868	—	3,868	3,673	—	3,673
Amortization of intangible assets	370	(370)	—	540	(540)	—
Stock-based compensation expense	696	(696)	—	791	(791)	—
Professional fees: other	—	—	—	24	(24)	—
Severance and other restructuring costs	960	(960)	—	2,373	(2,373)	—
Loss on impairment of long-lived asset	—	—	—	99	(99)	—
Total operating expenses	15,444	(2,026)	13,418	18,813	(3,827)	14,986
Income (loss) from operations	$920	$2,282	$3,202	$(8,435)	$4,116	$(4,319)
Income (loss) from operations percentage	3.9%	9.8%	13.7%	(42.3%)	20.7%	(21.6%)
Weighted average common shares outstanding:
Basic	35,479	35,479	35,479	35,186	35,186	35,186
Diluted	35,479	35,671	35,671	35,186	35,209	35,186
Non-GAAP operating income (loss) per share:
Basic	$0.03	$0.07	$0.10	$(0.24)	$0.11	$(0.13)
Diluted	$0.03	$0.06	$0.09	$(0.24)	$0.11	$(0.13)

	Nine Months Ended			Nine Months Ended
	October 31, 2017			October 31, 2016
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$18,907	$—	$18,907	$10,481	$—	$10,481
Services	38,415	—	38,415	49,502	—	49,502
Total revenues	57,322	—	57,322	59,983	—	59,983
Cost of revenues:
Products	3,088	—	3,088	4,506	—	4,506
Services	15,810	593	16,403	26,336	—	26,336
Amortization of intangible assets	764	(764)	—	947	(947)	—
Stock-based compensation	3	(3)	—	131	(131)	—
Total cost of revenues	19,665	(174)	19,491	31,920	(1,078)	30,842
Gross profit	37,657	174	37,831	28,063	1,078	29,141
Gross profit percentage	65.7%	0.3%	66.0%	46.8%	1.8%	48.6%
Operating expenses:
Research and development	17,411	—	17,411	23,751	—	23,751
Selling and marketing	9,292	—	9,292	12,487	—	12,487
General and administrative	10,595	—	10,595	11,579	—	11,579
Amortization of intangible assets	1,075	(1,075)	—	1,572	(1,572)	—
Stock-based compensation expense	2,224	(2,224)	—	1,685	(1,685)	—
Change in fair value of earn-outs	—	—	—	249	(249)	—
Professional fees: other	21	(21)	—	328	(328)	—
Severance and other restructuring costs	3,670	(3,670)	—	5,991	(5,991)	—
Loss on impairment of long-lived asset	—	—	—	99	(99)	—
Total operating expenses	44,288	(6,990)	37,298	57,741	(9,924)	47,817
(Loss) income from operations	$(6,631)	$7,164	$533	$(29,678)	$11,002	$(18,676)
(Loss) income from operations percentage	(11.6%)	12.5%	0.9%	(49.5%)	18.4%	(31.1%)
Weighted average common shares outstanding:
Basic	35,381	35,381	35,381	34,889	34,889	34,889
Diluted	35,381	35,549	35,549	34,889	34,955	34,889
Non-GAAP operating (loss) income per share:
Basic	$(0.19)	$0.21	$0.02	$(0.85)	$0.31	$(0.54)
Diluted	$(0.19)	$0.20	$0.01	$(0.85)	$0.31	$(0.54)

The changes in the table above during the three and nine months ended October 31, 2017, compared to the same period of 2016, were a result of the factors described in connection with revenues and operating expenses under Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations,” of this Form 10-Q.

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

Provision for Loss Contract. We entered a fixed-price customer contract on a multi-year arrangement, which included multiple vendors. As the system integrator on the project, we are subject to any cost overruns or increases with these vendors resulting in delays of acceptance by our customer. Delays of customer acceptance on this project result in incremental expenditures and require us to recognize a loss on this project in the period the determination is made. As a result, we recorded an estimated loss of $9.2 million in fiscal 2016. Subsequently, because of changes in the scope of the project and negotiations with the fixed-price customer, we recorded adjustments since fiscal 2016 totaling $4.7 million to reduce this estimated loss. We believe that the exclusion of this line item amount, which is recorded in cost of revenues services, allows a comparison of operating results that would otherwise impair comparability between periods.

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

Change in Fair Value of Earn-outs. The change in fair value of earn-outs payable to the former shareholders of the businesses we acquire is considered by management to be non-recurring and therefore, impairs comparability among periods.

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

Loss on Impairment of Long-lived Assets. We incur losses on impairment of long-lived assets when it is determined that an impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and compare that value to the carrying value of the assets. These charges are considered non-recurring.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(908)	$(26,880)	$25,972
Total cash provided by (used in) investing activities	537	(3,739)	4,276
Total cash provided by (used in) financing activities	1	(49)	50
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(878)	(555)	(323)
Net decrease in cash, cash equivalents and restricted cash	$(1,248)	$(31,223)	$29,975

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $38.7 million at January 31, 2017 to $36.6 million at October 31, 2017.

During fiscal 2018, we made significant reductions to our headcount as part of our ongoing restructuring effort from which we expect to generate annualized savings of approximately $18 million. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

In the second quarter of fiscal 2017, following a review of our operations, liquidity and funding, and investment in our product roadmap, we determined that the ability to access cash resulting from earnings in prior fiscal years that had previously been deemed permanently restricted for foreign investment would provide greater flexibility to meet the Company’s working capital needs. Accordingly, in the second quarter of fiscal 2017, we changed our permanent reinvestment assertion on $58.6 million of earnings generated by our Irish operations through July 2016.  We recorded a deferred tax liability of $14.7 million related to the foreign income taxes on $58.6 million of undistributed earnings. The balance of the deferred tax liability as of October 31, 2017 is $16.3 million.

Operating Activities

Below are key line items affecting cash from operating activities:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Net loss	$(7,120)	$(43,873)	$36,753
Adjustments to reconcile net loss to cash used in operating activities	6,002	21,953	(15,951)
Net loss including adjustments	(1,118)	(21,920)	20,802
Decrease in receivables	1,888	4,900	(3,012)
(Increase) decrease in inventory	(165)	338	(503)
Decrease in prepaid expenses and other current assets	62	428	(366)
Decrease in accounts payable	(3,199)	(2,102)	(1,097)
Increase (decrease) in accrued expenses	942	(4,833)	5,775
Increase (decrease) in deferred revenues	355	(3,864)	4,219
All other - net	327	173	154
Net cash used in operating activities	$(908)	$(26,880)	$25,972

We used net cash in operating activities of $0.9 million for the nine months ended October 31, 2017. This cash used in operating activities was primarily the result of our net loss including adjustments of $1.1 million, offset by changes in working capital, which include a decrease in receivables of $1.9 million due to the timing of customer payments and an increase in accrued expenses of $0.9 million primarily due to restructuring accruals relating to the reduction of workforce in the Philippines. This was offset by a $3.2 million decrease in accounts payable due to cost-savings initiatives and the timing of payments to vendors.

Investing Activities

Cash flows from investing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(386)	$(521)	$135
Purchases of marketable securities	(7,246)	(2,252)	(4,994)
Proceeds from sale and maturity of marketable securities	7,993	4,249	3,744
Acquisition of business, net of cash acquired	—	(5,243)	5,243
Other investing activities	176	28	148
Net cash provided by (used in) investing activities	$537	$(3,739)	$4,276

Cash provided by investing activities includes $0.2 million in proceeds from the sale of property and equipment during the quarter and the proceeds from the sale or maturity of marketable securities, net of purchases, during the fiscal year of $0.7 million. This was offset by cash used of $0.4 million for the purchase of capital assets during the fiscal year.

Financing Activities

Cash flows from financing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2017	2016	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$53	$64	$(11)
Payments of withholding tax on RSU vesting	(52)	(109)	57
Other financing activities	—	(4)	4
Net cash provided by (used in) financing activities	$1	$(49)	$50

In the nine months ended October 31, 2017, cash provided by financing activities reflects proceeds received from the issuance of common stock for the employee stock purchase plan. This was offset by employee taxes paid when we withhold shares of common stock for tax-withholding purposes.

The effect of exchange rate changes decreased cash, cash equivalents and restricted cash by $0.9 million for the nine months ended October 31, 2017, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

Our projections for the next two and a half years included increased operating expenses in line with the expected revenue growth based on current market and economic conditions and our historical knowledge. Historical growth rates served as only one input to the projected future growth used in the goodwill impairment analysis. These historical growth rates were adjusted based on other inputs regarding anticipated customer contracts. The forecasts have incorporated any changes to the revenue and operating expenses through the end of fiscal 2018. We estimated the operating expenses based on a rate consistent with the current experience and estimated revenue growth over the next two and a half years. Future adverse changes in market conditions or poor operating results could result in losses, thereby possibly requiring an impairment charge in the future.

In the third quarter of fiscal 2018, we finalized the “Step 1” analysis of our annual goodwill impairment test for fiscal 2018. Based on this analysis, we determined that fair value of our reporting unit exceeded its carrying value, which was $64.2 million at August 1, 2017. As a result, no impairment charge was required related to the annual test.

In August 2017, we placed our corporate headquarters and the adjacent land (the “Corporate Headquarters”), located in Acton, Massachusetts, on the market for sale. We assessed whether the Corporate Headquarters would qualify as an asset held for sale and determined that it would not since it did not meet all six of the criteria of an asset held for sale under current accounting guidance. During the assessment, we received information from a third-party real estate broker which led management to believe that there was a significant decrease in the fair value of the Corporate Headquarters. We considered this to be a triggering event and were required to test the Corporate Headquarters for recoverability. We evaluated the undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and determined that an impairment did not exist as of the date of the triggering event. Our cash flow estimates contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

In addition, since we considered the significant decrease in fair value of the Corporate Headquarters a triggering event, we were required to complete an additional goodwill impairment test as of the date of the triggering event. We completed the additional goodwill impairment test and determined that the implied fair value of the reporting unit exceeds its carrying value as of the date of the triggering event. Accordingly, no impairment charge was recognized as of October 31, 2017.

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017.

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

The Company will adopt Topic 606 effective February 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. The modified retrospective method will result in a cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings at the date of initial application for any open contracts as of the adoption date. The Company has established an implementation team to assist with its assessment of the impact of the new revenue guidance on its operations, consolidated financial statements and related disclosures. In addition, the Company has made investments in systems to enable timely and accurate reporting under the new standard. To date, the Company’s assessment has included (1) utilizing questionnaires to assist with the identification of revenue streams, (2) performing sample contract analyses for each revenue stream identified, (3) assessing the noted differences in recognition and measurement that may result from adopting this new standard, (4) performing detailed analyses of contracts with larger customers, (5) testing transactions for consistency with contract provisions that affect revenue recognition, and (6) developing a standalone selling price for all performance obligations. Based on the results of the assessment, the Company currently believes the most significant potential changes to be in the identification of performance obligations, the timing of revenue recognition and the allocation of transaction price to the performance obligations. As part of the procedures completed by the Company, incremental costs to obtain a contract and costs incurred in fulfilling a contract have also been assessed. Based on preliminary results of the assessment, which is still in process, the Company currently believes that the most significant potential changes to be accounting for commissions associated with the initial year of contract, as incremental costs are expected to be capitalized as a contract asset and they will be amortized over the estimated customer life, which could extend beyond the contract life.  The Company also anticipates changes to the consolidated balance sheet related to accounts receivable, contract assets, and contract liabilities, as well as, significant changes to its disclosures, to comply with the new disclosure requirements under Topic 606. The Company is continuing to design the necessary changes to its business processes, systems and controls to support recognition and disclosure under the new standard. Further, the Company is continuing to assess what incremental disaggregated revenue and other disclosures will be required in its consolidated financial statements, which the Company believes will be significant.

Based on the procedures performed, the Company expects the following impacts:

•

Currently, the Company recognizes revenue from perpetual licenses with extended payment terms over the term of the agreement as payments are received, provided all other criteria for revenue recognition have been met, and any corresponding maintenance over the term of the agreement. The adoption of ASC 606 will result in revenue for performance obligations being recognized as they are satisfied. Therefore, revenue from perpetual license performance obligations with extended payment terms will be recognized when control is transferred to the customer. Any unrecognized license revenue from the arrangement, included in deferred revenue at January 31, 2018, will not be recognized in revenue in future periods but as a cumulative adjustment to retained earnings. Further, revenue from the maintenance performance obligations is expected to be recognized on a straight-line basis over the contractual term. Due to the revenue from perpetual licenses with extended payment terms being recognized prior to amounts being billed to the customer, the Company expects to recognize a net contract asset on the balance sheet.

•

Currently, the Company allocates revenue to licenses under the residual method when it has Vendor Specific Objective Evidence (“VSOE”) for the remaining undelivered elements, which allocates any future credits or significant discounts entirely to the license. The adoption of ASC 606 will result in future credits, significant discounts, and material rights under ASC 606, being allocated to all performance obligations based upon their relative selling price. Under ASC 606, additional license revenue from the reallocation of such arrangement considerations will be recognized when control is transferred to the customer, which is generally upon delivery of the license.

•

Currently, the Company does not have VSOE for professional services and maintenance in certain geographical areas, which results in revenue being deferred in such instances until such time as VSOE exists for all undelivered elements or recognized ratably over the longest performance period. The adoption of ASC 606 eliminates the requirement for VSOE and replaces it with the concept of a standalone selling price. Once the transaction price is allocated to each of the performance obligations, the Company can recognize revenue as the performance obligations are delivered, either at a point in time or over time. Under ASC 606, license revenue will be recognized when control is transferred to the customer and professional services revenue will be recognized over time based on labor hours expended. This will result in the acceleration of professional services revenue when compared to the current practice of ratable recognition for professional services when there is a lack of VSOE.

•

Sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers are currently expensed when incurred. ASC 606 will require these costs to be recognized as an asset when incurred and to be expensed over the associated contract term. However, because the sales commission paid on the maintenance renewals is not commensurate with the original deal, ASC 606 requires that these acquisition costs be expensed over the customer life. The Company expects this change to impact all arrangements that included implicit or explicit maintenance contracts.

•

ASC 606 provides additional accounting guidance for contract modifications whereby changes must be accounted for either as a retrospective change (creating either a catch up or deferral of past revenues), prospectively with a reallocation of revenues amongst identified performance obligations, or prospectively as separate contracts which will not require any reallocation. This may result in a difference in the timing of the recognition of revenue as compared to how contract modifications are recognized currently.

There will be a corresponding effect on tax liabilities in relation to all of the above impacts.

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

Recently Issued Accounting Standard Updates – Adopted During the Period

Cash Flow Statement

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” ASU 2016-15 provides guidance on the classification of certain cash receipts and payments in the statement of cash flows where diversity in practice exists. The guidance is effective for interim and annual periods beginning in our first quarter of fiscal 2019, and early adoption is permitted. The Company early adopted this standard on August 1, 2017. The adoption of this standard did not have any effect on our consolidated financial statements because the cash receipts and cash payments described in ASU 2016-15 are not applicable to the Company currently nor retrospectively.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and ending balances shown on the statement of cash flows. The guidance is effective for us in the first quarter of fiscal 2019 and early adoption is permitted.  The Company early adopted the standard on August 1, 2017 and retrospectively applied the amendment. Other than the change in presentation of restricted cash within the consolidated statements of cash flows, the adoption of this standard did not have a material impact on our consolidated financial statements.

Intangibles-Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the subsequent measurement of goodwill by removing “Step 2” of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. A goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for us beginning in the first quarter of fiscal 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective August 1, 2017 in conjunction with its annual goodwill impairment testing. Because the results of “Step 1” of the impairment test indicated that the fair value of the Company’s goodwill exceeded its carrying amount, the adoption of ASU 2017-04 did not change the impairment testing process for the fiscal 2018 annual goodwill impairment test. See Note 6, “Goodwill and Intangible Assets,” for more information on our annual goodwill impairment test.

Stock Compensation

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment awards require an entity to apply modification accounting under ASC 718. The guidance is effective for us beginning in the first quarter of fiscal 2019 and early adoption is permitted. The Company early adopted ASU 2017-09 in the fiscal quarter ended October 31, 2017. The implementation of this standard had no impact on the Company’s consolidated financial statements.

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

Our principal currency exposures relate primarily to the U.S. dollar, the Euro and the Philippine peso. All foreign currency gains and losses are included in other income (expenses), net, in the accompanying consolidated statements of operations and comprehensive loss. For the nine months ended October 31, 2017, we recorded $0.7 million in gains due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency is other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $1.4 million and $2.4 million for the three and nine months ended October 31, 2017, respectively, and it would have decreased our income from operations by $1.0 million and $1.4 million for the same periods.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2017, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

ITEM 4.   Controls and Procedures

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Edward Terino, our Chief Executive Officer, and Peter R. Faubert, our Chief Financial Officer, reviewed and participated in this evaluation. Based upon that evaluation, Messrs. Terino and Faubert concluded that our disclosure controls and procedures were not operating effectively as of October 31, 2017. Our disclosure controls and procedures were not effective because of the continued impact of the material weaknesses identified and described in the “Report of Management on Internal Control over Financial Reporting” included in Item 9A of our Form 10-K for fiscal year ended January 31, 2017 relating to the design of controls around certain professional services revenue recognition on projects generating revenue of less than $25,000 per month, deferred revenue related to undelivered products reconciled the month prior to quarter end and rolled forward and journal entry review processes at an international subsidiary for journal entries less than $50,000. In addition, as of January 31, 2017, we identified an ineffective control related to currency translation adjustments arising from intercompany notes.

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

In fiscal 2018, we have continued to implement our comprehensive remediation plan related to our internal control over financial reporting. This plan includes enhancing existing internal controls and designing and implementing new ones aimed at remediating the material weaknesses. The status of our remediation plan for each material weakness described above as of the date of this report is as follows:

•

We have enhanced the design and implemented new internal controls over financial reporting to expand our review of professional services revenue to include revenue recognized on projects below $25,000;

•	We have enhanced the design and implemented new internal controls over financial reporting to include a review of all journal entries at an international subsidiary for completeness and accuracy; and
•

We have implemented a new internal control over financial reporting whereby the corporate controller and tax director review the impact of currency translation adjustments on intercompany notes payable on a quarterly basis.

The status of our remediation plan has been, and will continue to be, reported by management to the Audit Committee of the Board of Directors on a regular basis. In addition, we have assigned personnel to oversee the improvements to the overall design of our internal control environment and to address the root causes of our material weaknesses. Remediation generally requires making changes to the design of internal controls and then adhering to those changes for a sufficient period of time such that the operating effectiveness of those changes may be demonstrated through testing.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify our remediation plan. We cannot make assurances, however, of when we will remediate such weaknesses, nor can we be certain of whether additional actions will be required.

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Terino and Faubert participated, we have concluded that, except as described above with respect to our remediation plan, there were no changes during the fiscal quarter ended October 31, 2017 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 7, 2017

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER R. FAUBERT
Peter R. Faubert
Chief Financial Officer, Senior Vice President, Finance and Administration and Treasurer