Form 10-Q
period 2018-04-30
SEACHANGE INTERNATIONAL INC
filed 2018-06-11
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

The number of shares outstanding of the registrant’s Common Stock on June 4, 2018 was 35,621,615.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	April 30,	January 31,
	2018	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,856	$43,652
Restricted cash	—	9
Marketable securities	2,736	3,991
Accounts and other receivables, net of allowance for doubtful accounts of $16 at April 30, 2018 and January 31, 2018, respectively	11,849	22,537
Unbilled receivables	6,341	3,101
Inventories, net	745	666
Prepaid expenses and other current assets	3,265	3,557
Total current assets	63,792	77,513
Property and equipment, net	9,174	9,471
Marketable securities, long-term	7,503	4,449
Intangible assets, net	1,041	1,303
Goodwill, net	25,165	25,579
Other assets	736	1,015
Total assets	$107,411	$119,330
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,750	$2,431
Deferred revenues	9,924	11,598
Other accrued expenses	9,016	15,379
Total current liabilities	20,690	29,408
Deferred revenue, long-term	1,358	2,835
Deferred tax liabilities, long-term	210	215
Taxes payable, long-term	1,121	1,152
Total liabilities	23,379	33,610
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,658,636 shares issued and 35,618,146 outstanding at April 30, 2018, and 35,634,984 shares issued and 35,594,494 outstanding at January 31, 2018	357	356
Additional paid-in capital	240,340	239,423
Treasury stock, at cost; 40,490 common shares at April 30, 2018 and January 31, 2018, respectively	(5)	(5)
Accumulated loss	(151,772)	(148,620)
Accumulated other comprehensive loss	(4,888)	(5,434)
Total stockholders’ equity	84,032	85,720
Total liabilities and stockholders’ equity	$107,411	$119,330

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	April 30,
	2018	2017
Revenues:
Products	$3,091	$2,749
Services	11,844	13,918
Total revenues	14,935	16,667
Cost of revenues:
Products	319	554
Services	5,531	5,980
Amortization of intangible assets	178	254
Stock-based compensation expense	1	2
Total cost of revenues	6,029	6,790
Gross profit	8,906	9,877
Operating expenses:
Research and development	5,484	5,378
Selling and marketing	3,386	2,937
General and administrative	3,994	3,643
Amortization of intangible assets	226	344
Stock-based compensation expense	878	875
Professional fees - other	—	21
Severance and other restructuring costs	54	2,147
Total operating expenses	14,022	15,345
Loss from operations	(5,116)	(5,468)
Other (expenses) income, net	(849)	366
Loss before income taxes	(5,965)	(5,102)
Income tax (benefit) provision	(494)	269
Net loss	$(5,471)	$(5,371)
Net loss	$(5,471)	$(5,371)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	575	(80)
Unrealized loss on marketable securities	(29)	(8)
Comprehensive loss	$(4,925)	$(5,459)
Net loss per share:
Basic	$(0.15)	$(0.15)
Diluted	$(0.15)	$(0.15)
Weighted average common shares outstanding:
Basic	35,608	35,309
Diluted	35,608	35,309

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	April 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,471)	$(5,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	383	620
Amortization of intangible assets	404	598
Stock-based compensation expense	879	877
Deferred income taxes	—	388
Other	(7)	81
Changes in operating assets and liabilities:
Accounts receivable	10,449	10,869
Unbilled receivables	(3,571)	(630)
Inventories	(80)	154
Prepaid expenses and other assets	224	403
Accounts payable	(576)	(1,717)
Accrued expenses	(6,139)	(3,865)
Deferred revenues	(2,778)	(3,310)
Other operating activities	2,356	(14)
Total cash used in operating activities	(3,927)	(917)
Cash flows from investing activities:
Purchases of property and equipment	(113)	(196)
Purchases of marketable securities	(3,830)	—
Proceeds from sale and maturity of marketable securities	2,009	—
Other investing activities	—	119
Total cash used in investing activities	(1,934)	(77)
Cash flows from financing activities:
Proceeds from issuance of common stock	38	26
Payments of withholding tax on RSU vesting	(10)	(9)
Total cash provided by financing activities	28	17
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,028	(584)
Net decrease in cash, cash equivalents and restricted cash	(4,805)	(1,561)
Cash, cash equivalents and restricted cash, beginning of period	43,661	28,411
Cash, cash equivalents and restricted cash, end of period	$38,856	$26,850
Supplemental disclosure of cash flow information:
Income taxes paid	$182	$136

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

The Company

SeaChange International, Inc. and its consolidated subsidiaries (collectively “SeaChange”, “we”, or the “Company”) is an industry leader in the delivery of multiscreen video, advertising and premium over-the-top (“OTT”) video management solutions. Our products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand.

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of SeaChange International, Inc. and its subsidiaries (“SeaChange” or the “Company”) and are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial reports as well as rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared under U.S. GAAP have been condensed or omitted pursuant to such regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the accompanying financial statements include all adjustments, consisting of only normal recurring items, necessary to present a fair presentation of the consolidated financial statements for the periods shown. These consolidated financial statements should be read in conjunction with our most recently audited financial statements and related footnotes included in our Annual Report on Form 10-K (“Form 10-K”) as filed with the SEC. The balance sheet data as of January 31, 2018 that is included in this Quarterly Report on Form 10-Q (“Form 10-Q”) was derived from our audited financial statements. We have reclassified certain amounts previously reported in our financial statements to conform to current presentation.

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

2.	Significant Accounting Policies

During the three months ended April 30, 2018, except for the accounting policy for revenue recognition, which was updated as a result of adopting the new revenue recognition standard, there have been no material changes to our significant accounting policies that were described in our fiscal 2018 Form 10-K, as filed with the SEC.

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

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows for the three months ended April 30, 2018 and 2017:

	Three Months Ended
	April 30,
	2018	2017
	(Amounts in thousands)
Cash and cash equivalents	$38,856	$26,843
Restricted cash	—	7
Total cash, cash equivalents, and restricted cash	$38,856	$26,850

Revenue Recognition

The Company adopted Accounting Standards Codification No. (“ASC”) 606, “Revenue from Contracts with Customers,” on February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. The reported results for the first quarter of fiscal 2019 reflect the application of ASC 606 guidance while the reported results for the first quarter of fiscal 2018 were prepared under the guidance of ASC 605, “Revenue Recognition,” which is also referred to herein as "legacy U.S. GAAP" or the "previous guidance." The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

1)

Identify the contract(s) with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2)

Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

3)

Determine the transaction price - The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)

Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)

Recognize revenue when (or as) the Company satisfies a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

The Company’s revenue is derived from sales of hardware, software licenses, professional services, and maintenance fees related to the hardware and the Company’s software licenses.

Contracts with multiple performance obligations

The Company’s contracts often contain multiple performance obligation. For contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. If the transaction price contains discounts or the Company expects to provide future price concessions, these elements are considered when determining the transaction price prior to allocation. Variable fees within the transaction price will be estimated and recognized in revenue as the Company satisfies its performance obligations to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable fee is resolved. If the contract grants the client the option to acquire additional products or services, the Company assesses whether or not any discount on the products and services is in excess of levels normally available to similar clients and, if so, accounts for that discount as an additional performance obligation.

Hardware

The Company has concluded that hardware is either (1) a distinct performance obligation as the client can benefit from the product on its own or (2) a combined performance obligation with software licenses. This conclusion is dependent on the nature of the promise to the customer. In either scenario hardware revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the hardware. In situations where the hardware is distinct, it is delivered before services are provided and is functional without services, therefore the point in time when control is transferred is upon delivery or acceptance by the customer. When hardware and software are combined, the Company has determined stand-alone selling price for hardware utilizing the relative allocation method based on observable evidence.

Software licenses

The Company has concluded that its software licenses are either (1) a distinct performance obligation as the client can benefit from the software on its own or (2) a combined performance obligation with hardware, depending on the nature of the promise to the customer. In either scenario software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, and technical support. The Company’s license arrangements generally contain multiple performance obligations, including hardware, installation services, training, and maintenance. The Company has determined stand-alone selling price for software utilizing the relative allocation method based on observable evidence.

Maintenance

Maintenance revenue, which is included in services revenue in our consolidated statements of operations and comprehensive loss, includes revenue from client support and related professional services. Client support includes software upgrades on a when and-if available basis, telephone support, bug fixes or patches, and general hardware maintenance support. Maintenance is priced as a percentage of the list price of the related software license and hardware. The Company determined the standalone selling price of maintenance based on this pricing relationship and observable data from standalone sales of maintenance.

The Company has identified three separate distinct performance obligations of maintenance:

•	Software upgrades and updates;

•	Technical support; and

•	Hardware support.

These performance obligations are distinct within the contract and, although they are not sold separately, the components are not essential to the functionality of the other components. Each of the performance obligations included in maintenance revenue is a stand ready obligation that is recognized ratably over the passage of the contractual term, which is typically one year.

Services

The Company’s services revenue is comprised of software license implementation services, engineering services, training and reimbursable expenses. The Company has concluded that services are distinct performance obligations, with the exception of engineering services. Engineering services may be provided on a stand-alone basis, or bundled with a license, when the Company is providing custom development.

The stand-alone selling price for services in time and materials contracts is determined by observable prices in stand-alone services arrangements and recognized as revenue as the services are performed based on an input measure of hours incurred to total estimated hours.

The Company estimates the stand-alone selling price for fixed price services based on estimated hours adjusted for historical experience, at time and material rates charged in stand-alone services arrangements. Revenue for fixed price services is recognized over time as the services are provided based on an input measure of hours incurred to total estimated hours.

Contract modifications

The Company occasionally enters into amendments to previously executed contracts that constitute contract modifications. The Company assesses each of these contract modifications to determine:

•	If the additional products and services are distinct from the product and services in the original arrangement, and

•	If the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services.

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract, or a cumulative catch-up basis.

Liquidity

We continue to realize the savings related to our restructuring activities in fiscal 2017 and fiscal 2018. These measures were important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of April 30, 2018 and January 31, 2018. There were no fair value measurements of our financial assets and liabilities using significant Level 3 inputs for the periods presented:

		Fair Value at April 30, 2018 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	April 30,	Identical Assets	Inputs
	2018	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (1)	$2,785	$2,650	$135
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	2,237	2,237	—
U.S. government agency issues	499	—	499
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	4,236	4,236	—
U.S. government agency issues	983	—	983
Corporate bonds	2,284	—	2,284
Total	$13,024	$9,123	$3,901

		Fair Value at January 31, 2018 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	January 31,	Identical Assets	Inputs
	2018	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (1)	$4,568	$—	$4,568
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,993	1,993	—
U.S. government agency issues	1,998	—	1,998
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	1,724	1,724	—
U.S. government agency issues	985	—	985
Corporate bonds	1,740	—	1,740
Total	$13,008	$3,717	$9,291

(1)

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

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, U.S. government agency notes and bonds and corporate bonds as of April 30, 2018 and January 31, 2018. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other (expenses) income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of the three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of April 30, 2018 and January 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
April 30, 2018:
Cash	$36,071	$—	$—	$36,071
Cash equivalents	2,776	9	—	2,785
Cash and cash equivalents	38,847	9	—	38,856
U.S. treasury notes and bonds - short-term	2,250	—	(13)	2,237
U.S. treasury notes and bonds - long-term	4,264	—	(28)	4,236
U.S. government agency issues - short-term	500	—	(1)	499
U.S. government agency issues - long-term	1,002	—	(19)	983
Corporate bonds - long-term	2,315	—	(31)	2,284
Total cash, cash equivalents and marketable securities	$49,178	$9	$(92)	$49,095

January 31, 2018:
Cash	$39,084	$—	$—	$39,084
Cash equivalents	4,568	—	—	4,568
Cash and cash equivalents	43,652	—	—	43,652
U.S. treasury notes and bonds - short-term	2,001	—	(8)	1,993
U.S. treasury notes and bonds - long-term	1,740	—	(16)	1,724
U.S. government agency issues - short-term	1,991	9	(2)	1,998
U.S. government agency issues - long-term	1,002	—	(17)	985
Corporate bonds - long-term	1,760		(20)	1,740
Total cash, cash equivalents and marketable securities	$52,146	$9	$(63)	$52,092

The gross realized gains and losses on sale of available-for-sale securities as of April 30, 2018 and January 31, 2018 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of April 30, 2018 are as follows (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$2,736
Maturity between one and five years	7,503
Total	$10,239

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets. There was no restricted cash as of April 30, 2018 and it was not material as of January 31, 2018.

4.	Consolidated Balance Sheet Detail

Inventories, net

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	As of
	April 30,	January 31,
	2018	2018
	(Amounts in thousands)
Components and assemblies	$542	$426
Finished products	203	240
Total inventories, net	$745	$666

Property and equipment, net

Property and equipment, net consists of the following:

	Estimated	As of
	Useful	April 30,	January 31,
	Life (Years)	2018	2018
		(Amounts in thousands)
Land		$2,780	$2,780
Buildings	20	11,852	11,839
Office furniture and equipment	5	766	774
Computer equipment, software and demonstration equipment	3	13,178	12,770
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	524	537
		30,258	29,858
Less - Accumulated depreciation and amortization		(21,084)	(20,387)
Total property and equipment, net		$9,174	$9,471

Depreciation and amortization expense on property and equipment, net was $0.4 million and $0.6 million for the three months ended April 30, 2018 and 2017, respectively.

Other accrued expenses

Other accrued expenses consist of the following:

	As of
	April 30,	January 31,
	2018	2018
	(Amounts in thousands)
Accrued compensation and commissions	$952	$1,414
Accrued bonuses	1,892	2,715
Employee benefits	393	601
Sales tax and VAT payable	199	4,001
Income taxes payable	2,172	2,869
Accrued other	3,408	3,779
Total other accrued expenses	$9,016	$15,379

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill of the Company below its carrying amount. At April 30, 2018 and January 31, 2018, we had goodwill of $25.2 million and $25.6 million, respectively. The following table represents the changes in the carrying amount of goodwill for the three months ended April 30, 2018 (amounts in thousands):

Balance as of January 31, 2017:
Goodwill, gross	$62,566
Accumulated impairment losses	(39,279)
Goodwill, net	23,287
Cumulative translation adjustment	2,292
Balance as of January 31, 2018:
Goodwill, gross	64,858
Accumulated impairment losses	(39,279)
Goodwill, net	25,579
Cumulative translation adjustment	(414)
Balance as of April 30, 2018:
Goodwill, gross	64,444
Accumulated impairment losses	(39,279)
Goodwill, net	$25,165

There were no indicators of impairment during the first quarter of fiscal 2018. Therefore, no impairment test was required.

Intangible Assets

Intangible assets, net, consisted of the following at April 30, 2018 and January 31, 2018:

		As of April 30, 2018			As of January 31, 2018
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	1.7	$30,489	$(29,698)	$791	$30,818	$(29,836)	$982
Non-compete agreements	0.3	2,594	(2,591)	3	2,639	(2,635)	4
Completed technology	1.8	11,308	(11,096)	212	11,479	(11,203)	276
Trademarks, patents and other	2.3	7,177	(7,142)	35	7,189	(7,148)	41
Total finite-life intangible assets	1.8	$51,568	$(50,527)	$1,041	$52,125	$(50,822)	$1,303

Amortization expense for intangible assets was $0.4 million and $0.6 million for the three months ended April 30, 2018 and 2017, respectively.

As of April 30, 2018, the estimated future amortization expense for our finite-life intangible assets is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2019 (for the remaining nine months)	$700
2020	337
2021	4
2022	—
2023	—
2024 and thereafter	—
Total	$1,041

6.	Commitments and Contingencies

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

7.	Severance and Other Restructuring Costs

Restructuring Costs

During the three months ended April 30, 2018, we incurred some immaterial restructuring charges primarily for employee-related benefits for terminated employees.

The following table shows the activity in accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of April 30, 2018 (amounts in thousands):

	Employee-Related	Closure of Leased	Other
	Benefits	Facilities	Restructuring	Total
Accrual balance as of January 31, 2018	$61	$135	$29	$225
Restructuring charges incurred	12	(7)	(29)	(24)
Cash payments	(73)	(130)	—	(203)
Other charges	—	—	—	—
Accrual balance as of April 30, 2018 (1)	$—	$(2)	$—	$(2)
(1)

Balance represents the combination of the remaining lease obligation for our former San Francisco facility, which we vacated in fiscal 2017, offset by the remaining sublease payments due to the Company as of April 30, 2018.

During the third quarter of fiscal 2017, we implemented a restructuring program (“Restructuring Plan”) with the purpose of reducing costs and assisting in restoring SeaChange to profitability and positive cash flow. This program included measures intended to allow the Company to more efficiently operate in a leaner, more direct cost structure. These measures included reductions in workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reduction in third-party service costs. The Restructuring Plan was substantially complete as of January 31, 2018. However, we incurred a small charge for employee-related benefits during the first quarter of fiscal 2019 and reversed any remaining estimates to severance and other restructuring charges in our consolidated statements of operations and comprehensive loss in April 2018. Since its implementation, we recognized $7.1 million in restructuring charges related to the Restructuring Plan.

Severance Costs

During the three months ended April 30, 2018, we incurred additional severance charges not related to a restructuring plan of $0.1 million, primarily from the departure of four employees. Severance costs during the three months ended April 30, 2017 were not material.

8.	Stockholders’ Equity

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

On July 13, 2017, our stockholders approved an amendment to the 2011 Plan which increased the number of shares under the 2011 Plan by 4,000,000 shares and correspondingly, increased the number of incentive stock options that can be authorized for issuance under the 2011 Plan.

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. As of April 30, 2018, there were 2,529,993 shares available for future grant under the 2011 Plan.

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

In fiscal 2016, the Board of Directors developed a Long-Term Incentive (“LTI”) Program under which the named executive officers and other key employees of the Company will receive long-term equity-based incentive awards, which are intended to align the interests of our named executive officers and other key employees with the long-term interests of our stockholders and to emphasize and reinforce our focus on team success. Long-term equity-based incentive compensation awards are made in the form of stock options, RSUs and performance stock units (“PSUs”) subject to vesting based in part on the extent to which employment continues for three years. In fiscal 2018, the Board of Directors changed the structure of prospective LTI performance-based awards, changing from awards based on total shareholder return to awards based on Company-specific financial performance metrics. Since these awards are performance-based awards and do not include market conditions, we record the fair value of these PSUs using the grant date share price as opposed to the Monte Carlo simulation model used for PSUs previously granted in fiscal 2016 and 2017, which included market conditions. We recognize stock compensation expense ratably over the required service period based on the estimate that it is probable that the measurement criteria will be achieved and the targeted number of shares will vest. If there is a change in estimate of the number of shares that are probable of vesting, we will cumulatively adjust stock compensation expense in the period that the change in estimate is made.

We have granted market-based options to certain officers with their appointment. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options.  The fair value of these 800,000 stock options was estimated to be $2.1 million. As of April 30, 2018, $0.1 million remained unamortized on these market-based stock options, which will be expensed over the next 0.8 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations.  Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Since its inception, a total of 51,844 shares have been purchased under the ESPP. Stock-based compensation expense related to the ESPP was not significant for the three months ended April 30, 2018 and 2017.

9.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the three months ended April 30, 2018:

		Changes in
	Foreign	Fair Value of
	Currency	Available-
	Translation	for-Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2018	$(5,380)	$(54)	$(5,434)
Other comprehensive income (loss)	575	(29)	546
Balance at April 30, 2018	$(4,805)	$(83)	$(4,888)

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

10.	Revenue from Contracts with Customers

On February 1, 2018, the Company adopted ASC 606 using the modified retrospective method to achieve a consistent application of revenue recognition, resulting in a single revenue model to be applied by reporting companies under U.S. GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the providing entity expects to be entitled in exchange for those goods or services. Therefore, for arrangements that include customer-specified acceptance criteria, revenue is recognized when the Company can objectively determine that control has been transferred to the customer in accordance with the agreed-upon specifications in the contract, which may occur before formal customer acceptance. In addition, the new guidance requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance no longer requires the Company to have vendor specific object evidence (“VSOE”) to determine the fair value of undelivered elements in a multiple-element software transaction, resulting in revenue attributable to the sale of software being recognized earlier.

Our products and services facilitate the aggregation, licensing, management and distribution of video and advertising content to cable television system operators, telecommunication companies, satellite operators and media companies. Offerings include and revenue is generated from the sales of software, hardware, professional services, maintenance and support in order to deploy SeaChange systems and provide ongoing functionality.

These offerings can be sold on a standalone basis or as a component of a contract with multiple performance obligations. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price. The performance obligations include future credits, significant discounts and material rights in addition to the software, hardware, professional services, maintenance and support.

The revenue for perpetual licenses to software applications and hardware is recognized upon delivery or acceptance by the customer. Product maintenance and technical support is recognized ratably over the stated and implied maintenance periods.

The professional services are either fixed price or time and material contracts, and consist of installation and integration, customized development and customized software, training, and on-site managed services. The installation and integration is recognized over time based on an input measure of hours incurred to total estimated hours. The customized development and software is recognized at a point in time upon delivery and acceptance of the final software product. The training and the on-site managed services are recognized over the service period.

The cumulative effect of the changes made to our consolidated balance sheet as of February 1, 2018 for the adoption of the new guidance under the modified retrospective method is as follows (amounts in thousands):

	As of
	January 31, 2018		February 1, 2018
	Under ASC 605	Adjustment	Under ASC 606
Assets
Prepaid expenses and other current assets(1)	$3,557	$824	$4,381

Liabilities
Deferred revenues	$14,433	$(1,495)	$12,938

Equity
Accumulated loss	$(148,620)	$2,319	$(146,301)

(1)	Contract assets, short-term are included in prepaid expenses and other current assets in our consolidated balance sheet.

The following tables set forth the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606, as compared to the guidance that was in effect before its adoption. The impact of adoption on the consolidated financial statements as of and for the three months ended April 30, 2018 is as follows:

Consolidated Balance Sheets:

	As of
	April 30, 2018		April 30, 2018
	Under ASC 605	Adjustment	Under ASC 606
Assets
Prepaid expenses and other current assets (1)	$2,899	$366	$3,265

Liabilities
Deferred revenues	$15,628	$(4,346)	$11,282

Equity
Accumulated loss	$(156,484)	$4,712	$(151,772)
(1)	Contract assets, short-term are included in prepaid expenses and other current assets in our consolidated balance sheet.

Consolidated Statements of Operations and Comprehensive Loss:

	For the Three Months Ended April 30, 2018
	Under ASC 605	Adjustment	Under ASC 606
Revenues	$12,084	$2,851	$14,935
Cost of revenues	5,571	458	6,029
Operating expenses	14,022	—	14,022
Loss from operations	(7,509)	2,393	(5,116)
Loss before income taxes	(8,358)	2,393	(5,965)
Income tax (benefit) provision	(494)	—	(494)
Net loss	(7,864)	2,393	(5,471)
Net loss per share:
Basic	$(0.22)	$0.07	$(0.15)
Diluted	$(0.22)	$0.07	$(0.15)

Consolidated Statement of Cash Flows:

	For the Three Months Ended April 30, 2018
	Under ASC 605	Adjustment	Under ASC 606
Cash used in operating activities:
Net loss	$(7,864)	$2,393	$(5,471)
Prepaid expenses and other current assets	590	(366)	224
Deferred revenues	1,568	(4,346)	(2,778)
Other operating activities	37	2,319	2,356
Net cash used in operating activities	$(3,927)	$—	$(3,927)

The following summarizes the significant changes under ASC 606 as compared to legacy U.S. GAAP:

•

Under legacy U.S. GAAP, the Company allocated revenue to licenses under the residual method when it had VSOE for the remaining undelivered elements, which allocated any future credits or significant discounts entirely to the license. Under ASC 606, the Company allocates all future credits, significant discounts, and material rights to all performance obligations based upon their relative selling price. Additional license revenue from the reallocation of such arrangement consideration recognized when control is transferred to the customer, which is generally upon delivery of the license.

•

Under legacy U.S. GAAP, the Company did not have VSOE for professional services and maintenance in certain geographical areas, which resulted in revenue being deferred in such instances until such time as VSOE existed for all undelivered elements or recognized ratably over the longest service period. Under ASC 606, the requirement for VSOE is eliminated and replaced with the concept of a standalone selling price. Once the transaction price is allocated to each of the performance obligations, the Company recognizes revenue as the performance obligations are delivered, either at a point in time or over time. Under ASC 606, license revenue is recognized when control is transferred to the customer and professional services revenue is recognized over time based on an input measure of hours incurred to total estimated hours. This results in the acceleration of professional services revenue when compared to the historical practice of ratable recognition for professional services when there is a lack of VSOE.

•

Under legacy U.S. GAAP, sales commissions and other third-party acquisition costs resulting directly from securing contracts with customers are expensed when incurred. Under ASC 340, “Other Assets and Deferred Costs,” because the sales commission paid on the maintenance renewals is not commensurate with the original arrangement, ASC 340 requires that these acquisition costs be expensed over the expected period of benefit, which we estimate as the customer life of five years.

•

Under legacy U.S. GAAP, professional service costs associated with highly customized development efforts related directly to contracts with customers are expensed when incurred. Under ASC 340, these costs are recognized as an asset when incurred and are expensed along with professional service revenue at the time that customized software is delivered and/or accepted.

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream for the three months ended April 30, 2018 (amounts in thousands):

Revenue by revenue stream:
Product	$3,091
Professional services	4,637
Maintenance - first year	658
Maintenance - renewal	6,549
Total revenues	$14,935

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of April 30, 2018 is $1.5 million. This amount consists of amounts billed for undelivered services that are included in deferred revenue. This total amount is expected to be recognized as revenue within the next 12 months.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, the Company determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on a relative stand-alone selling price method. The corresponding revenue is recognized as the related performance obligations are satisfied as discussed in the revenue categories above.

Judgment is required to determine the standalone selling price for each distinct performance obligation. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

With the exception of travel and entertainment expenses, our contracts do not generally include a variable component to the transaction price. With certain statements of work, we explicitly state that we are to be reimbursed for reasonable travel and entertainment expenses incurred as part of the delivery of professional services. In the cases when we are entitled to collect all travel and entertainment expenses incurred, an estimate of the fulfillment costs is made at the onset of the contract in order to determine the transaction price. The revenue associated with travel and entertainment expenses is then recognized over time along with the professional services.

As discussed above, some of our contracts have payment terms that differ from the timing of revenue recognition which requires us to assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. We estimate the significant financing component provided to our customers with extended payment terms by determining the present value of the future payments by applying a discount rate that reflects the customer’s creditworthiness.

Contract Balances

Contract assets consist of unbilled revenue which arises when revenue is recognized in advance of billing for certain customer contracts. Contract liabilities consist of deferred revenue and customer deposits which arise when amounts are billed to or collected from customers in advance of revenue recognition.

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40, which prior to the adoption of ASC 606, we had expensed as incurred. The amount capitalized for incremental costs to obtain contracts as of April 30, 2018 was $0.4 million, all of which was short-term and has been included in prepaid expenses and other current assets in our consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time, as work is completed. The commissions and Spiffs for hardware and software maintenance is amortized over the life of the customer, which is estimated to be five years. These costs are periodically reviewed for impairment; however, we determined that no impairment existed as of April 30, 2018. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

We capitalize incremental costs incurred to fulfill our contracts that (i) relate directly to the contract, (ii) are expected to generate resources that will be used to satisfy the Company’s performance obligation under the contract, and (iii) are expected to be recovered through revenue generated under the contract. Contract fulfillment costs include direct labor for support services, software enhancements, reimbursable expenses, and professional services for customized software development costs. The revenue associated with the support services, software enhancements, and reimbursable expenses is recognized ratably over time therefore the costs associated are expensed as incurred. The professional services associated with the customized software are not recognized until completion. As such, the professional services costs are capitalized and recognized upon completion of the services.

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

Significant Customers

The following table summarizes revenue by significant customers where such revenue exceeded 10% of total revenues for the indicated period:

	Three Months Ended
	April 30,
	2018	2017
Customer A	19%	25%
Customer B	10%	N/A

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended April 30,
	2018		2017
	Amount	%	Amount	%
Revenues by customers' geographic locations:	(Amounts in thousands, except percentages)
North America (1)	$7,114	48%	$8,326	50%
Europe and Middle East	6,023	40%	7,165	43%
Latin America	1,496	10%	721	4%
Asia Pacific	302	2%	455	3%
Total	$14,935		$16,667

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended
	April 30,
	2018	2017
U.S. Revenue	$5,787	$7,028
% of total revenues	38.7%	42.2%

12.	Income Taxes

Each interim period is considered an integral part of the annual period and, accordingly, we measure our income tax expense using an estimated annual effective tax rate.  A company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

We recorded an income tax benefit of $0.5 million and an income tax provision of $0.3 million for the three months ended April 30, 2018 and 2017, respectively. The tax benefit for the three months ended April 30, 2018 includes a $0.1 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2019 and in future periods may fluctuate on a quarterly basis, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2018, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

The U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) introduced significant changes to U.S. income tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time tax on the mandatory deemed repatriation of cumulative foreign earnings (the “Transition Tax”) as of December 31, 2017.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. (“SAB”) 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

The Company is still evaluating the provisions of the Tax Reform Act and amounts reflected in the financial statements for the three months ended April 30, 2018 are provisional. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one-year measurement period.

We are subject to additional requirements of the Tax Reform Act during the fiscal year ended January 31, 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”) and a limitation of certain executive compensation. We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. Our 2018 effective tax rate includes our estimates of these new provisions.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended
	April 30,
	2018	2017
Net loss	$(5,471)	$(5,371)

Weighted average shares used in computing net loss per share - basic and diluted	35,608	35,309

Net loss per shares:
Basic	$(0.15)	$(0.15)
Diluted	$(0.15)	$(0.15)

The number of common shares used in the computation of diluted net loss per share for the three months ended April 30, 2018 and 2017 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended
	April 30,
	2018	2017
Stock options	3,195	1,698
Restricted stock units	387	1,126
Deferred stock units	163	106
Performance stock units	351	316
Total	4,096	3,246

14.	Recent Accounting Standard Updates

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

Recently Issued Accounting Standard Updates – Adopted During the Period

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and has since issued several additional amendments thereto as discussed below (collectively referred to herein as “ASC 606”). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one-year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017. ASC 606 also includes ASC 340-40, “Other Assets and Deferred Costs – Contracts with Customers,” which provides guidance on accounting for certain revenue related costs, including costs associated with obtaining and fulfilling a contract to provide goods and services to customers.

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

Effective February 1, 2018, the Company adopted ASC 606 using the modified retrospective adoption model. See Note 10, “Revenue from Contracts with Customers,” to this Form 10-Q for additional information regarding how the Company is accounting for revenue under the new guidance.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and such statements involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2018 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

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

On May 5, 2016, we acquired a 100% share of DCC Labs, based in Poland, in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. The stock consideration was determined by dividing the total value of $2.7 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all the stock (681,278 shares) were initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement, with one-third of the stock in escrow to be released to the former DCC Labs owners annually on the anniversary date of the acquisition beginning on May 5, 2017 and ending May 5, 2019, and one-half of the cash in escrow to be released to the former DCC Labs owners on May 5, 2017 and May 5, 2018. On May 5, 2017, $0.3 million in cash and 227,090 shares of our common stock initially deposited with an Escrow Agent were disbursed to the sellers.

The acquisition of DCC Labs in fiscal 2017 enabled us to optimize the operations of our In-Home business, which developed home video gateway software including SeaChange’s Nucleus and NitroX products. In addition, the acquisition brought market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community, and an HTML5 framework for building additional user experience client applications across a variety of CPE devices, including Android TV STBs, tablets, mobile and computer devices. During fiscal 2018, the In-Home business became the center of engineering and expanded to include product development for back office, advertising and legacy products. The DCC Labs location in Poland became the prime engineering location and as of the end of fiscal 2018, was the largest location by number of engineers. In addition, the engineering efforts were combined and the teams were re-organized into a single global team in fiscal 2018, which spans a reduced number of locations globally compared to fiscal 2017. As part of the engineering transition, organizational improvements were implemented in order to focus on software quality, reliability and pre-integration, in order to de-risk deployments and improve go-to-market time for new solutions and existing upgrades. The global engineering team introduced DevOps practices with a customer-centric view of technology improvements across all products within the SeaChange solution. Along with operational improvements, engineering introduced changes to process and workflow that enabled more accurate effort estimations and velocity tracking. With the introduction of common agile project methodology across all teams and products, the efficiency of engineering increased, which allowed more engineering resources to focus on innovation and development of industry leading features and enhancements to existing products as well as new product releases that expand the SeaChange technology franchise. At the same time, improved efficiency and better allocation of software developers enabled a leaner and more targeted approach to supporting existing deployments and delivering upon support commitments for legacy products using a cost-optimized workforce.

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

We adopted the new revenue recognition accounting standard Accounting Standards Codification No. (“ASC”) 606 effective February 1, 2018 on a modified retrospective basis. Our results of operations as presented within the following discussion and analysis includes financial results for reporting periods during fiscal 2019, which are disclosed in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to fiscal 2019 have not been retroactively restated and are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605, “Revenue Recognition.” We have included additional information regarding the impacts from the adoption of the new revenue recognition standard for the three months ended April 30, 2018 and presented financial results during fiscal 2019 under ASC 605 for comparison to the prior year. See Note 10, “Revenue from Contracts with Customers,” to this Form 10-Q for additional information related to our adoption of the new revenue recognition standard.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three months ended April 30, 2018 and 2017:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$3,091	$2,749	$342	12.4%
Service	11,844	13,918	(2,074)	(14.9%)
Total revenues	14,935	16,667	(1,732)	(10.4%)
Cost of product revenues	326	580	(254)	(43.8%)
Cost of service revenues	5,703	6,210	(507)	(8.2%)
Total cost of revenues	6,029	6,790	(761)	(11.2%)
Gross profit	$8,906	$9,877	$(971)	(9.8%)
Gross product profit margin	89.5%	78.9%		10.6%
Gross service profit margin	51.8%	55.4%		(3.6%)
Gross profit margin	59.6%	59.3%		0.3%

Product Revenue.  The increase in product revenue for the three months ended April 30, 2018 of $0.3 million was primarily due to a $1.0 million increase in our video platform revenue. This increase is primarily due to the purchase of software licenses by our largest customer in the first quarter of fiscal 2019 as they continue to build their back-office solution. This increase was partially offset by a $0.7 million decrease in hardware, third-party and user experience product revenues in the three months ended April 30, 2018 as compared to the three months ended April 30, 2017.

Service Revenue.  Service revenue decreased $2.1 million for the three months ended April 30, 2018, as compared to the same period of fiscal 2018, primarily due to less revenue being recognized for professional services provided on our video platform during the current fiscal year period. Additionally, there was a decrease in maintenance and support revenue provided on post-warranty contracts as customers continue to provide their own solutions.

During the three months ended April 30, 2018, two customers accounted for more than 10% of our total revenue, compared to one customer during the same period of fiscal 2018. See Note 11, “Segment Information, Significant Customers and Geographic Information,” to our consolidated financial statements for more information.

International revenues accounted for approximately 61% and 58% of total revenues in the three months ended April 30, 2018 and 2017, respectively. The increase in the international sales as a percentage of total revenue for the three months ended April 30, 2018, as compared to the same prior period is primarily due to the decrease in revenue outside the United States at a lower rate than the decrease in domestic revenue.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin remained relatively stable for the three months ended April 30, 2018, as compared to the same period of the prior fiscal year. Product gross margin increased 11 percentage points due to lower hardware revenue quarter over quarter, which carries a lower margin, and to the increase in the software license revenues, which carry higher gross margins, and a decrease in costs, specifically employee-related costs resulting from the cost-savings initiatives implemented beginning in the third quarter of fiscal 2017. Service profit margins decreased four percentage points in the first quarter of fiscal 2019, as compared to same period of fiscal 2018. This is primarily a direct result of the decrease in service revenue discussed above and to lower employee-related costs described above.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)

Research and development expenses	$5,484	$5,378	$106	2.0%
% of total revenues	36.7%	32.3%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three months ended April 30, 2018, research and development costs increased $0.1 million, as compared to the same period of fiscal 2018, primarily due to an increase in contract labor costs, particularly in Poland, of $1.0 million offset by $0.7 million of lower labor costs associated with the decreased headcount resulting from the cost-savings efforts implemented in the second half of fiscal 2017, which was completed at the end of fiscal 2018.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,386	$2,937	$449	15.3%
% of total revenues	22.7%	17.6%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased $0.4 million for the three months ended April 30, 2018, as compared to the same period of the prior fiscal year, primarily due to a $0.5 million increase in estimated bonuses, contract labor, professional fees and costs from the global sales meeting that took place in February 2018. Partially offsetting the increase in these costs during fiscal 2018 is the $0.2 million decrease in commissions expense due to lower bookings in the first quarter of fiscal 2019, as compared to the same period of the prior fiscal year.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,994	$3,643	$351	9.6%
% of total revenues	26.7%	21.9%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased $0.4 million in the three months ended April 30, 2018, as compared to the same period of fiscal 2018, primarily due to a $0.2 million increase in contract labor costs for the implementation of our new payroll system and a $0.4 million increase in professional and legal fees in fiscal 2019 due to higher accounting and internal controls consulting services. This is partially offset by a $0.1 million decrease in labor costs resulting from the reduction of our headcount as part of our cost-savings initiatives implemented in the second half of fiscal 2017.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$404	$598	$(194)	(32.4%)
% of total revenues	2.7%	3.6%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization expense on certain intangible assets is based on the future economic value of the related intangible assets, which is generally higher in the earlier years of the assets’ lives. The decrease in amortization expense in the three months ended April 30, 2018, as compared to the same period of fiscal 2018, is primarily due to fully amortized intangible assets from prior acquisitions and to the change in foreign exchange rates.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$879	$877	$2	0.2%
% of total revenues	5.9%	5.3%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense remained relatively consistent for the three months ended April 30, 2018, as compared to the same period in fiscal 2018. A $0.1 million decrease in stock option expense due to fully-amortized tranches of market-based options awarded to our current CEO was offset by a $0.1 million increase in stock option expense on non-performance based stock options due to an increase in the number of grants in the first quarter of fiscal 2019, as compared to the same period of fiscal 2018.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$54	$2,147	$(2,093)	(97.5%)
% of total revenues	0.4%	12.9%

Severance and other restructuring costs decreased $2.1 million for the three months ended April 30, 2018, as compared to the same period of fiscal 2018. Charges in the three months ended April 30, 2018 include final consulting and legal costs related to the cost-reduction initiatives put in place during the second half of fiscal 2017 and that have since been completed. In the first quarter of fiscal 2018 the $2.1 million in charges are primarily related to the cost reduction initiative mentioned above.

Other Income, Net

The table below provides detail regarding our other income, net:

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income, net	$41	$27	$14	51.9.	%
Foreign exchange (loss) gain	(900)	241	(1,141)	>(100%)
Miscellaneous income	10	98	(88)	(89.8%)
	$(849)	$366	$(1,215)

For the three months ended April 30, 2018, foreign exchange gains decreased by $1.1 million, as compared to the same period of fiscal 2018, primarily due to the revaluation of a note receivable between our Netherlands and British Virgin Island subsidiaries of $1.4 million during the first quarter of fiscal 2019.

Income Tax (Benefit) Provision

	Three Months Ended		Increase/	Increase/
	April 30,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(494)	$269	$(763)	>(100%)
% of total revenues	(3.3%)	1.6%

We recorded an income tax benefit of $0.5 million and an income tax provision of $0.3 million for the three months ended April 30, 2018 and 2017, respectively. The tax benefit for the three months ended April 30, 2018 includes a $0.1 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2019 and in future periods may fluctuate on a quarterly basis, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

The U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) introduced significant changes to U.S. income tax law. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system and a one-time tax on the mandatory deemed repatriation of cumulative foreign earnings (the “Transition Tax”) as of December 31, 2017.

On December 22, 2017, the SEC issued guidance under Staff Accounting Bulletin No. (“SAB”) 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The measurement period is deemed to have ended earlier when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.

The Company is still evaluating the provisions of the Tax Reform Act and amounts reflected in the financial statements for the three months ended April 30, 2018 are provisional. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one-year measurement period.

We are subject to additional requirements of the Tax Reform Act during the fiscal year ended January 31, 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”) and a limitation of certain executive compensation. We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. Our 2018 effective tax rate includes our estimates of these new provisions.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2018, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

Non-GAAP Measures.

We define non-GAAP loss from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, provision for loss contract, non-operating expense professional fees and severance and other restructuring costs. We discuss non-GAAP loss from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating loss from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP loss from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP (loss) income from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP loss from operations is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the financial adjustments described above in arriving at non-GAAP loss from operations and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring.

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP loss from operations for the three months ended April 30, 2018 and 2017 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	April 30, 2018			April 30, 2017
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$3,091	$—	$3,091	$2,749	$—	$2,749
Services	11,844	—	11,844	13,918	—	13,918
Total revenues	14,935	—	14,935	16,667	—	16,667
Cost of revenues:
Products	319	—	319	554	—	554
Services	5,531	—	5,531	5,980	(173)	5,807
Amortization of intangible assets	178	(178)	—	254	(254)	—
Stock-based compensation	1	(1)	—	2	(2)	—
Total cost of revenues	6,029	(179)	5,850	6,790	(429)	6,361
Gross profit	8,906	179	9,085	9,877	429	10,306
Gross profit percentage	59.6%	1.2%	60.8%	59.3%	2.6%	61.9%
Operating expenses:
Research and development	5,484	—	5,484	5,378	—	5,378
Selling and marketing	3,386	—	3,386	2,937	—	2,937
General and administrative	3,994	—	3,994	3,643	—	3,643
Amortization of intangible assets	226	(226)	—	344	(344)	—
Stock-based compensation expense	878	(878)	—	875	(875)	—
Professional fees: other	—	—	—	21	(21)	—
Severance and other restructuring costs	54	(54)	—	2,147	(2,147)	—
Total operating expenses	14,022	(1,158)	12,864	15,345	(3,387)	11,958
(Loss) income from operations	$(5,116)	$1,337	$(3,779)	$(5,468)	$3,816	$(1,652)
(Loss) income from operations percentage	(34.3%)	9.0%	(25.3%)	(32.8%)	22.9%	(9.9%)
Weighted average common shares outstanding:
Basic	35,608	35,608	35,608	35,309	35,309	35,309
Diluted	35,608	36,203	35,608	35,309	35,410	35,309
Non-GAAP operating (loss) income per share:
Basic	$(0.15)	$0.04	$(0.11)	$(0.16)	$0.11	$(0.05)
Diluted	$(0.15)	$0.04	$(0.11)	$(0.16)	$0.11	$(0.05)

The changes in the table above during the three months ended April 30, 2018, compared to the same period of 2017, were a result of the factors described in connection with revenues and operating expenses under Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations,” of this Form 10-Q.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(3,927)	$(917)	$(3,010)
Total cash used in investing activities	(1,934)	(77)	(1,857)
Total cash provided by financing activities	28	17	11
Effect of exchange rate changes on cash	1,028	(584)	1,612
Net decrease in cash, cash equivalents and restricted cash	$(4,805)	$(1,561)	$(3,244)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash and marketable securities decreased from $52.1 million at January 31, 2018 to $49.1 million at April 30, 2018.

During fiscal 2018, we made significant reductions to our headcount as part of our restructuring efforts that concluded as of January 31, 2018. These measures were important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities are adequate to satisfy our working capital, potential acquisitions and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Operating Activities

Below are key line items affecting cash from operating activities:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Net loss	$(5,471)	$(5,371)	$(100)
Adjustments to reconcile net loss to cash used in operating activities	1,659	2,564	(905)
Net loss including adjustments	(3,812)	(2,807)	(1,005)
Decrease in receivables	6,878	10,239	(3,361)
(Increase) decrease in inventory	(80)	154	(234)
Decrease in prepaid expenses and other current assets	224	403	(179)
Decrease in accounts payable	(576)	(1,717)	1,141
Decrease in accrued expenses	(6,139)	(3,865)	(2,274)
Decrease in deferred revenues	(2,778)	(3,310)	532
All other - net	2,356	(14)	2,370
Net cash used in operating activities	$(3,927)	$(917)	$(3,010)

We used net cash in operating activities of $3.9 million for the three months ended April 30, 2018. This cash used in operating activities was primarily the result of our net loss including adjustments of $3.8 million, a decrease in accrued expenses of $6.1 million, primarily related to the settlement of the value added tax liability during the first quarter of fiscal 2019, and a decrease in deferred revenues of $2.8 million due primarily to the impact of the initial adoption of ASC 606, which resulted in the changes in the timing of revenue recognition. Offsetting this use of cash was a decrease in receivables of $6.9 million due to the timing of customer payments.

Investing Activities

Cash flows from investing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(113)	$(196)	$83
Purchases of marketable securities	(3,830)	—	(3,830)
Proceeds from sale and maturity of marketable securities	2,009	—	—
Other investing activities	—	119	(119)
Net cash used in investing activities	$(1,934)	$(77)	$(1,857)

Cash used in investing activities includes $0.1 million for the purchase of capital assets during the quarter and the net purchase of marketable securities during the quarter of $1.8 million.

Financing Activities

Cash flows from financing activities are as follows:

	Three Months Ended		Increase/
	April 30,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$38	$26	$12
Payments of withholding tax on RSU vesting	(10)	(9)	(1)
Net cash provided by financing activities	$28	$17	$11

In the three months ended April 30, 2018, cash provided by financing activities reflects proceeds received from the issuance of common stock for the employee stock purchase plan.

The effect of exchange rate changes decreased cash and cash equivalents by $1.0 million for the three months ended April 30, 2018, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

Effects of Inflation

Management believes that financial results have not been significantly impacted by inflation and price changes in materials we use in manufacturing our products.

Contractual Obligations

There have been no significant changes outside the ordinary course of our business in our contractual obligations disclosed in our Form 10-K for the fiscal year ended January 31, 2018.

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

Except for accounting policies related to our adoption of ASC 606, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Form 10-K for the fiscal year ended January 31, 2018. See Note 10, “Revenue from Contracts with Customers,” to our consolidated financial statements in this Form 10-Q for more information on our adoption of ASC 606.

Revenue Recognition

The Company adopted Accounting Standards Codification No. (“ASC”) 606, “Revenue from Contracts with Customers,” on February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. The reported results for the first quarter of fiscal 2019 reflect the application of ASC 606 guidance while the reported results for the first quarter of fiscal 2018 were prepared under the guidance of ASC 605, “Revenue Recognition,” which is also referred to herein as "legacy U.S. GAAP" or the "previous guidance." The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

1)

Identify the contract(s) with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

2)

Identify the performance obligations in the contract - Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company must apply judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

3)

Determine the transaction price - The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Determining the transaction price requires significant judgment, which is discussed by revenue category in further detail below.

4)

Allocate the transaction price to the performance obligations in the contract - If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)

Recognize revenue when (or as) the Company satisfies a performance obligation - The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

The Company’s revenue is derived from sales of hardware, software licenses, professional services, and maintenance fees related to the hardware and the Company’s software licenses.

Contracts with multiple performance obligations

The Company’s contracts often contain multiple performance obligation. For contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. If the transaction price contains discounts or the Company expects to provide future price concessions, these elements are considered when determining the transaction price prior to allocation. Variable fees within the transaction price will be estimated and recognized in revenue as the Company satisfies its performance obligations to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable fee is resolved. If the contract grants the client the option to acquire additional products or services, the Company assesses whether or not any discount on the products and services is in excess of levels normally available to similar clients and, if so, accounts for that discount as an additional performance obligation.

Hardware

The Company has concluded that hardware is either (1) a distinct performance obligation as the client can benefit from the product on its own or (2) a combined performance obligation with software licenses. This conclusion is dependent on the nature of the promise to the customer. In either scenario hardware revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the hardware. In situations where the hardware is distinct, it is delivered before services are provided and is functional without services, therefore the point in time when control is transferred is upon delivery or acceptance by the customer. When hardware and software are combined, the Company has determined stand-alone selling price for hardware utilizing the relative allocation method based on observable evidence.

Software licenses

The Company has concluded that its software licenses are either (1) a distinct performance obligation as the client can benefit from the software on its own or (2) a combined performance obligation with hardware, depending on the nature of the promise to the customer. In either scenario software license revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, and technical support. The Company’s license arrangements generally contain multiple performance obligations, including hardware, installation services, training, and maintenance. The Company has determined stand-alone selling price for software utilizing the relative allocation method based on observable evidence.

Maintenance

Maintenance revenue, which is included in services revenue in our consolidated statements of operations and comprehensive loss, includes revenue from client support and related professional services. Client support includes software upgrades on a when and-if available basis, telephone support, bug fixes or patches, and general hardware maintenance support. Maintenance is priced as a percentage of the list price of the related software license and hardware. The Company determined the standalone selling price of maintenance based on this pricing relationship  and observable data from standalone sales of maintenance.

The Company has identified three separate distinct performance obligations of maintenance:

•	Software upgrades and updates;

•	Technical support; and

•	Hardware support.

These performance obligations are distinct within the contract and, although they are not sold separately, the components are not essential to the functionality of the other components. Each of the performance obligations included in maintenance revenue is a stand ready obligation that is recognized ratably over the passage of the contractual term, which is typically one year.

Services

The Company’s services revenue is comprised of software license implementation services, engineering services, training and reimbursable expenses. The Company has concluded that services are distinct performance obligations, with the exception of engineering services. Engineering services may be provided on a stand-alone basis, or bundled with a license, when the Company is providing custom development.

The stand-alone selling price for services in time and materials contracts is determined by observable prices in stand-alone services arrangements and recognized as revenue as the services are performed based on an input measure of hours incurred to total estimated hours.

The Company estimates the stand-alone selling price for fixed price services based on estimated hours adjusted for historical experience, at time and material rates charged in stand-alone services arrangements. Revenue for fixed price services is recognized over time as the services are provided based on an input measure of hours incurred to total estimated hours.

Contract modifications

The Company occasionally enters into amendments to previously executed contracts that constitute contract modifications. The Company assesses each of these contract modifications to determine:

•	If the additional products and services are distinct from the product and services in the original arrangement, and

•	If the amount of consideration expected for the added products and services reflects the stand-alone selling price of those products and services.

A contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract, or a cumulative catch-up basis.

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

Recently Issued Accounting Standard Updates – Adopted During the Period

Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and has since issued several additional amendments thereto as discussed below (collectively referred to herein as “ASC 606”). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies using International Financial Reporting Standards and U.S. GAAP. The core principle requires entities to recognize revenue in a manner that depicts the transfer of goods or services to customers in amounts that reflect the consideration an entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB voted to approve a one-year deferral, making the standard effective for public entities for annual and interim periods beginning after December 15, 2017. ASC 606 also includes ASC 340-40, “Other Assets and Deferred Costs – Contracts with Customers,” which provides guidance on accounting for certain revenue related costs, including costs associated with obtaining and fulfilling a contract to provide goods and services to customers.

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

Effective February 1, 2018, the Company adopted ASC 606 using the modified retrospective adoption model. See Note 10, “Revenue from Contracts with Customers,” to this Form 10-Q for additional information regarding how the Company is accounting for revenue under the new guidance.

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

Our principal currency exposures relate primarily to the U.S. dollar and the Euro. All foreign currency gains and losses are included in other income (expenses), net, in the accompanying consolidated statements of operations and comprehensive income (loss). For the three months ended April 30, 2018, we recorded $0.9 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency is other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.4 million for the three months ended April 30, 2018 and loss from operations would have decreased by $0.2 million.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at April 30, 2018, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

ITEM 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-Q. Edward Terino, our Chief Executive Officer (“CEO”), and Peter R. Faubert, our Chief Financial Officer (“CFO”), reviewed and participated in this evaluation. The Company’s disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Based upon that evaluation, Messrs. Terino and Faubert concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report and as of the date of the evaluation.

Changes in internal control over financial reporting. During the fiscal quarter ended April 30, 2018, we adopted new revenue guidance under Accounting Standard Codification No. (“ASC”) 606, “Revenue from Contracts with Customers.” Although this standard is not expected to have a material impact on our results, we did implement changes to our disclosure controls and procedures related to the revenue recognition and control activities within them. These included the development of new policies based on the five-step model provided in ASC 606, new training, ongoing contract review requirements and gathering of information provided for disclosures. As a result of the evaluation completed by us, and in which Messrs. Terino and Faubert participated, with the exception of the controls implemented for ASC 606, we have concluded that there were no other changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

ITEM 1A.	Risk Factors

In addition to other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2018, which could materially affect our business, financial conditions, and results of operations. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Dated: June 11, 2018

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER R. FAUBERT
Peter R. Faubert
Chief Financial Officer, Senior Vice President, and Treasurer