Form 10-Q
period 2018-07-31
SEACHANGE INTERNATIONAL INC
filed 2018-09-10
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

The number of shares outstanding of the registrant’s Common Stock on September 4, 2018 was 35,749,131.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	July 31,	January 31,
	2018	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,393	$43,652
Restricted cash	547	9
Marketable securities	1,992	3,991
Accounts and other receivables, net of allowance for doubtful accounts of $16 at July 31, 2018 and January 31, 2018, respectively	11,833	22,537
Unbilled receivables	5,330	3,101
Inventories, net	776	666
Prepaid expenses and other current assets	4,996	3,557
Total current assets	49,867	77,513
Property and equipment, net	8,954	9,471
Marketable securities, long-term	8,026	4,449
Intangible assets, net	824	1,303
Goodwill, net	24,609	25,579
Other assets	1,285	1,015
Total assets	$93,565	$119,330
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,748	$2,431
Deferred revenues	7,423	11,598
Other accrued expenses	4,367	15,379
Total current liabilities	14,538	29,408
Deferred revenue, long-term	1,081	2,835
Deferred tax liabilities, long-term	202	215
Taxes payable, long-term	967	1,152
Total liabilities	16,788	33,610
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,769,447 shares issued and 35,728,957 outstanding at July 31, 2018, and 35,634,984 shares issued and 35,594,494 outstanding at January 31, 2018	358	356
Additional paid-in capital	241,297	239,423
Treasury stock, at cost; 40,490 common shares at July 31, 2018 and January 31, 2018, respectively	(5)	(5)
Accumulated loss	(160,852)	(148,620)
Accumulated other comprehensive loss	(4,021)	(5,434)
Total stockholders’ equity	76,777	85,720
Total liabilities and stockholders’ equity	$93,565	$119,330

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Revenues:
Products	$1,462	$5,039	$4,553	$7,788
Services	10,439	12,186	22,283	26,104
Total revenues	11,901	17,225	26,836	33,892
Cost of revenues:
Products	483	1,336	802	1,890
Services	4,955	4,218	10,486	10,198
Amortization of intangible assets	178	255	356	509
Stock-based compensation expense	(1)	—	—	2
Total cost of revenues	5,615	5,809	11,644	12,599
Gross profit	6,286	11,416	15,192	21,293
Operating expenses:
Research and development	5,157	6,399	10,641	11,777
Selling and marketing	3,685	2,439	7,071	5,376
General and administrative	4,021	3,084	8,015	6,727
Amortization of intangible assets	233	361	459	705
Stock-based compensation expense	924	653	1,802	1,528
Professional fees - other	—	—	—	21
Severance and other restructuring costs	536	563	590	2,710
Total operating expenses	14,556	13,499	28,578	28,844
Loss from operations	(8,270)	(2,083)	(13,386)	(7,551)
Other (expenses) income, net	(1,962)	589	(2,811)	955
Loss before income taxes	(10,232)	(1,494)	(16,197)	(6,596)
Income tax (benefit) provision	(1,152)	35	(1,646)	304
Net loss	$(9,080)	$(1,529)	$(14,551)	$(6,900)
Net loss	$(9,080)	$(1,529)	$(14,551)	$(6,900)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	856	83	1,431	3
Unrealized gain (loss) on marketable securities	11	3	(18)	(5)
Comprehensive loss	$(8,213)	$(1,443)	$(13,138)	$(6,902)
Net loss per share:
Basic	$(0.26)	$(0.05)	$(0.41)	$(0.20)
Diluted	$(0.26)	$(0.05)	$(0.41)	$(0.20)
Weighted average common shares outstanding:
Basic	35,649	35,351	35,628	35,331
Diluted	35,649	35,351	35,628	35,331

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended
	July 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,551)	$(6,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	737	1,198
Amortization of intangible assets	815	1,214
Stock-based compensation expense	1,802	1,530
Deferred income taxes	(758)	79
Other	76	8
Changes in operating assets and liabilities:
Accounts receivable	10,115	4,358
Unbilled receivables	(2,335)	2,558
Inventories	(165)	57
Prepaid expenses and other assets	(1,584)	8
Accounts payable	371	(2,594)
Accrued expenses	(10,640)	(3,193)
Deferred revenues	(5,729)	(870)
Other operating activities	2,430	230
Total cash used in operating activities	(19,416)	(2,317)
Cash flows from investing activities:
Purchases of property and equipment	(284)	(274)
Purchases of marketable securities	(4,354)	(4,501)
Proceeds from sale and maturity of marketable securities	2,761	4,449
Other investing activities	(60)	287
Total cash used in investing activities	(1,937)	(39)
Cash flows from financing activities:
Proceeds from issuance of common stock	73	26
Payments of withholding tax on RSU vesting	(34)	(36)
Total cash provided by (used in) financing activities	39	(10)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,593	(742)
Net decrease in cash, cash equivalents and restricted cash	(18,721)	(3,108)
Cash, cash equivalents and restricted cash, beginning of period	43,661	28,411
Cash, cash equivalents and restricted cash, end of period	$24,940	$25,303
Supplemental disclosure of cash flow information:
Income taxes paid	$2,735	$183

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

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three months ended July 31, 2018, there have been no material changes to our significant accounting policies that were described in our fiscal 2018 Form 10-K, as filed with the SEC. As noted in our Form 10-Q for the quarterly period ended April 30, 2018, in the three months ended April 30, 2018, our policy for revenue recognition was updated as a result of adopting the new revenue recognition guidance.

2.	Significant Accounting Policies

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

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows for the six months ended July 31, 2018 and 2017:

	Six Months Ended
	July 31,
	2018	2017
	(Amounts in thousands)
Cash and cash equivalents	$24,393	$25,295
Restricted cash	547	8
Total cash, cash equivalents, and restricted cash	$24,940	$25,303

Revenue Recognition

The Company adopted Accounting Standards Codification No. (“ASC”) 606, “Revenue from Contracts with Customers,” on February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. The reported results for fiscal

2019 reflect the application of ASC 606 guidance while the reported results for fiscal 2018 were prepared under the guidance of ASC 605, “Revenue Recognition,” which is also referred to herein as "legacy U.S. GAAP" or the "previous guidance." The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

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

Contracts with multiple performance obligations

The Company’s contracts often contain multiple performance obligations. For contracts with multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative stand-alone selling price basis. If the transaction price contains discounts or the Company expects to provide future price concessions, these elements are considered when determining the transaction price prior to allocation. Variable fees within the transaction price will be estimated and recognized in revenue as the Company satisfies its performance obligations to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable fee is resolved. If the contract grants the client the option to acquire additional products or services, the Company assesses whether or not any discount on the products and services is in excess of levels normally available to similar clients and, if so, accounts for that discount as an additional performance obligation.

Hardware

The Company has concluded that hardware is either (1) a distinct performance obligation as the client can benefit from the product on its own or (2) a combined performance obligation with software licenses. This conclusion is dependent on the nature of the promise to the customer. In either scenario, hardware revenue is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the hardware. In situations where the hardware is distinct, it is delivered before services are provided and is functional without services, therefore the point in time when control is transferred is upon delivery or acceptance by the customer. When hardware and software are combined, the Company has determined stand-alone selling price for hardware utilizing the relative allocation method based on observable evidence.

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

In the second quarter of fiscal 2019, we determined there to be a triggering event that prompted us to test our goodwill for impairment as of July 31, 2018. As a result of the quantitative goodwill impairment test performed as of July 31, 2018, the Company determined that the fair value of the reporting unit exceeded its carrying value. Therefore, no impairment charges on our goodwill or other long-lived assets were recorded in the second quarter of fiscal 2019. See Note 5, “Goodwill and Intangible Assets,” for more information.

Liquidity

We continue to realize savings related to our previous restructuring activities. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of July 31, 2018 and January 31, 2018. There were no fair value measurements of our financial assets and liabilities using significant Level 3 inputs for the periods presented:

		Fair Value at July 31, 2018 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	July 31,	Identical Assets	Inputs
	2018	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (1)	$3,056	$2,649	$407
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,992	1,992	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	4,758	4,758	—
U.S. government agency issues	985	—	985
Corporate bonds	2,283	—	2,283
Total	$13,074	$9,399	$3,675

		Fair Value at January 31, 2018 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	January 31,	Identical Assets	Inputs
	2018	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (1)	$4,568	$—	$4,568
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,993	1,993	—
U.S. government agency issues	1,998	—	1,998
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	1,724	1,724	—
U.S. government agency issues	985	—	985
Corporate bonds	1,740	—	1,740
Total	$13,008	$3,717	$9,291

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

In the second quarter of fiscal 2019, we determined there to be a triggering event that prompted us to test our goodwill for impairment as of July 31, 2018. The triggering event was a decline in actual revenue for the quarter compared to projected amounts, which was reported in a Current Report on Form 8-K furnished to the SEC on August 21, 2018. The Company performed a quantitative goodwill impairment test, utilizing the single-step approach under ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment,” comparing the carrying value of the reporting unit to its estimated fair value, which was calculated using the income approach. As a result of the quantitative goodwill impairment test performed as of July 31, 2018, the Company determined that the fair value of the reporting unit exceeded its carrying value. Therefore, no impairment charges on our goodwill or other long-lived assets were recorded in the second quarter of fiscal 2019. See Note 5, “Goodwill and Intangible Assets,” for more information.

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, U.S. government agency notes and bonds and corporate bonds as of July 31, 2018 and January 31, 2018. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other (expenses) income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of the three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of July 31, 2018 and January 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
July 31, 2018:
Cash	$21,337	$—	$—	$21,337
Cash equivalents	3,045	11	—	3,056
Cash and cash equivalents	24,382	11	—	24,393
U.S. treasury notes and bonds - short-term	1,999	—	(7)	1,992
U.S. treasury notes and bonds - long-term	4,788	—	(30)	4,758
U.S. government agency issues - long-term	1,001	—	(16)	985
Corporate bonds - long-term	2,313	—	(30)	2,283
Total cash, cash equivalents and marketable securities	$34,483	$11	$(83)	$34,411

January 31, 2018:
Cash	$39,084	$—	$—	$39,084
Cash equivalents	4,568	—	—	4,568
Cash and cash equivalents	43,652	—	—	43,652
U.S. treasury notes and bonds - short-term	2,001	—	(8)	1,993
U.S. treasury notes and bonds - long-term	1,740	—	(16)	1,724
U.S. government agency issues - short-term	1,991	9	(2)	1,998
U.S. government agency issues - long-term	1,002	—	(17)	985
Corporate bonds - long-term	1,760		(20)	1,740
Total cash, cash equivalents and marketable securities	$52,146	$9	$(63)	$52,092

The gross realized gains and losses on sale of available-for-sale securities as of July 31, 2018 and January 31, 2018 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of July 31, 2018 are as follows (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$1,992
Maturity between one and five years	8,026
Total	$10,018

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at July 31, 2018 and January 31, 2018 was $35.0 million and $52.1 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets. Restricted cash was $0.5 million as of July 31, 2018 and was not material as of January 31, 2018.

4.	Consolidated Balance Sheet Detail

Inventories, net

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	As of
	July 31,	January 31,
	2018	2018
	(Amounts in thousands)
Components and assemblies	$579	$426
Finished products	197	240
Total inventories, net	$776	$666

Property and equipment, net

Property and equipment, net consists of the following:

	Estimated	As of
	Useful	July 31,	January 31,
	Life (Years)	2018	2018
		(Amounts in thousands)
Land		$2,780	$2,780
Buildings	20	11,861	11,839
Office furniture and equipment	5	748	774
Computer equipment, software and demonstration equipment	3	12,472	12,770
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	505	537
		29,524	29,858
Less - Accumulated depreciation and amortization		(20,570)	(20,387)
Total property and equipment, net		$8,954	$9,471

Depreciation and amortization expense on property and equipment, net was $0.4 million and $0.7 million for the three and six months ended July 31, 2018 and $0.6 million and $1.2 million for the three and six months ended July 31, 2017.

Other accrued expenses

Other accrued expenses consist of the following:

	As of
	July 31,	January 31,
	2018	2018
	(Amounts in thousands)
Accrued compensation and commissions	$749	$1,414
Accrued bonuses	759	2,715
Employee benefits	330	601
Sales tax and VAT payable	253	4,001
Income taxes payable	162	2,869
Accrued other	2,114	3,779
Total other accrued expenses	$4,367	$15,379

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill of the Company below its carrying amount.. The following table represents the changes in the carrying amount of goodwill for the six months ended July 31, 2018 (amounts in thousands):

Balance as of January 31, 2017:
Goodwill, gross	$62,566
Accumulated impairment losses	(39,279)
Goodwill, net	23,287
Cumulative translation adjustment	2,292
Balance as of January 31, 2018:
Goodwill, gross	64,858
Accumulated impairment losses	(39,279)
Goodwill, net	25,579
Cumulative translation adjustment	(970)
Balance as of July 31, 2018:
Goodwill, gross	63,888
Accumulated impairment losses	(39,279)
Goodwill, net	$24,609

In the second quarter of fiscal 2019, we determined there to be a triggering event that prompted us to test our goodwill for impairment as of July 31, 2018. The triggering event was a decline in actual revenue for the quarter compared to projected amounts, which was reported in a Current Report on Form 8-K furnished to the SEC on August 21, 2018. The Company performed a quantitative goodwill impairment test, utilizing the single-step approach under ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment,” comparing the carrying value of the reporting unit to its estimated fair value, which was calculated using a discounted cash flow analysis, a form of income approach. We considered three generally accepted approaches for valuing businesses: the market approach, the income approach and the asset-based (cost) approach to arrive at fair value. The discounted cash flow analysis relied on certain assumptions regarding future net free cash flows based on industry market data, historical performance and expected future performance. Future net free cash flows were discounted to present value using a risk-adjusted discount rate, which reflects the Weighted Average Cost of Capital (“WACC”). The WACC was developed using information from same or similar industry participants and publicly available market data. As a result of the quantitative goodwill impairment test performed as of July 31, 2018, the Company determined that the estimated fair value of the reporting unit exceeded its carrying value, including goodwill, by 28.7%. Therefore, no impairment charges on our goodwill or other long-lived assets were recorded in the second quarter of fiscal 2019.

Intangible Assets

Intangible assets, net, consisted of the following at July 31, 2018 and January 31, 2018:

		As of July 31, 2018			As of January 31, 2018
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	1.8	$18,263	$(17,679)	$584	$30,818	$(29,836)	$982
Non-compete agreements	—	2,530	(2,530)	—	2,639	(2,635)	4
Completed technology	1.8	9,867	(9,717)	150	11,479	(11,203)	276
Trademarks, patents and other	6.6	7,022	(6,932)	90	7,189	(7,148)	41
Total finite-life intangible assets	2.0	$37,682	$(36,858)	$824	$52,125	$(50,822)	$1,303

Amortization expense for intangible assets was $0.4 million and $0.8 million for the three and six months ended July 31, 2018 and $0.6 million and $1.2 million for the three and six months ended July 31, 2017.

As of July 31, 2018, the estimated future amortization expense for our finite-life intangible assets is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2019 (for the remaining six months)	$440
2020	326
2021	8
2022	4
2023	4
2024 and thereafter	42
Total	$824

6.	Commitments and Contingencies

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

Restructuring Costs

During the six months ended July 31, 2018, we incurred some immaterial restructuring charges, primarily for employee-related benefits for terminated employees offset by the reversal of certain accruals from fiscal 2018 for costs related to the restructuring.

The following table shows the activity in accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of July 31, 2018 (amounts in thousands):

	Employee-Related	Closure of Leased	Other
	Benefits	Facilities	Restructuring	Total
Accrual balance as of January 31, 2018	$61	$135	$29	$225
Restructuring charges incurred	22	(7)	(29)	(14)
Cash payments	(83)	(128)	—	(211)
Other charges	—	—	—	—
Accrual balance as of July 31, 2018	$—	$—	$—	$—

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

In September 2018, in order to return the Company to profitability by the end of fiscal 2019, we announced that we are implementing cost-savings actions during the third quarter of fiscal 2019 for our worldwide operations with the implementation of a restructuring program. The primary element of this program will be staff reductions across all of our functions and geographic areas and we expect the program to be completed by the end of the third quarter of fiscal 2019.  Annualized cost savings will be approximately $6 million once completed and other restructuring and severance charges will be approximately $1 million.

Severance Costs

During the three and six months ended July 31, 2018, we incurred additional severance charges not related to a restructuring plan of $0.5 million and $0.7 million, respectively, primarily from the departure of 12 employees. Severance costs during each of the three and six months ended July 31, 2017 were $0.2 million.

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. As of July 31, 2018, there were 2,437,215 shares available for future grant under the 2011 Plan.

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

In fiscal 2016, the Board of Directors developed a Long-Term Incentive (“LTI”) Program under which the named executive officers and other key employees of the Company will receive long-term equity-based incentive awards, which are intended to align the interests of our named executive officers and other key employees with the long-term interests of our stockholders and to emphasize and reinforce our focus on team success. Long-term equity-based incentive compensation awards are made in the form of stock options, RSUs and performance stock units (“PSUs”) subject to vesting based in part on the extent to which employment continues for three years. In fiscal 2018, the Board of Directors changed the structure of prospective LTI performance-based awards, changing from awards based on total shareholder return to awards based on Company-specific financial performance metrics. Since these awards are performance-based awards and do not include market conditions, we record the fair value of these PSUs using the grant date share price rather than the Monte Carlo simulation model used for PSUs previously granted in fiscal 2016 and fiscal 2017, which included market conditions. We recognize stock compensation expense ratably over the required service period based on the estimate that it is probable that the measurement criteria will be achieved and the targeted number of shares will vest. If there is a change in estimate of the number of shares that are probable of vesting, we will cumulatively adjust stock compensation expense in the period that the change in estimate is made.

We have granted market-based options to certain officers in connection with their appointment. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options.  The fair value of these 800,000 stock options was estimated to be $2.1 million. As of July 31, 2018, $0.1 million remained unamortized on these market-based stock options, which will be expensed over the next 0.6 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations.  Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th

with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Since its inception, a total of 50,240 shares have been purchased under the ESPP. Stock-based compensation expense related to the ESPP was not significant for the three and six months ended July 31, 2018 and 2017.

9.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the six months ended July 31, 2018:

		Changes in
	Foreign	Fair Value of
	Currency	Available-
	Translation	for-Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2018	$(5,380)	$(54)	$(5,434)
Other comprehensive income (loss)	1,431	(18)	1,413
Balance at July 31, 2018	$(3,949)	$(72)	$(4,021)

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

The cumulative effect of the changes made to our consolidated balance sheet as of February 1, 2018 for the adoption of the new guidance under the modified retrospective method is as follows (amounts in thousands):

	As of
	January 31, 2018		February 1, 2018
	Under ASC 605	Adjustment	Under ASC 606
Assets
Unbilled receivables	$3,101	$137	$3,238
Prepaid expenses and other current assets (1)	$3,557	$824	$4,381

Liabilities
Deferred revenues	$14,433	$(1,358)	$13,075

Equity
Accumulated loss	$(148,620)	$2,319	$(146,301)
(1)	Contract assets, short-term are included in prepaid expenses and other current assets in our consolidated balance sheet.

The following tables set forth the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606, as compared to the guidance that was in effect before its adoption. The impact of adoption on the consolidated financial statements as of and for the three and six months ended July 31, 2018 is as follows (amounts in thousands):

Consolidated Balance Sheets:

	As of
	July 31, 2018		July 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Assets
Unbilled receivables	$5,114	$216	$5,330
Prepaid expenses and other current assets (1)	$4,361	$635	$4,996

Liabilities
Deferred revenues	$13,755	$(5,251)	$8,504

Equity
Accumulated loss	$(166,954)	$6,102	$(160,852)
(1)	Contract assets, short-term, are included in prepaid expenses and other current assets in our consolidated balance sheet.

Consolidated Statements of Operations and Comprehensive Loss:

	For the Three Months Ended July 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Revenues	$10,780	$1,121	$11,901
Cost of revenues	5,775	(160)	5,615
Operating expenses	14,665	(109)	14,556
Loss from operations	(9,660)	1,390	(8,270)
Loss before income taxes	(11,622)	1,390	(10,232)
Income tax (benefit) provision	(1,152)	—	(1,152)
Net loss	(10,470)	1,390	(9,080)
Net loss per share:
Basic	$(0.30)	$0.04	$(0.26)
Diluted	$(0.30)	$0.04	$(0.26)

	For the Six Months Ended July 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Revenues	$22,864	$3,972	$26,836
Cost of revenues	11,346	298	11,644
Operating expenses	28,687	(109)	28,578
Loss from operations	(17,169)	3,783	(13,386)
Loss before income taxes	(19,980)	3,783	(16,197)
Income tax (benefit) provision	(1,646)	—	(1,646)
Net loss	(18,334)	3,783	(14,551)
Net loss per share:
Basic	$(0.52)	$0.11	$(0.41)
Diluted	$(0.52)	$0.11	$(0.41)

Consolidated Statement of Cash Flows:

	For the Six Months Ended July 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Cash used in operating activities:
Net loss	$(18,334)	$3,783	$(14,551)
Unbilled receivables	(2,119)	(216)	(2,335)
Prepaid expenses and other current assets	(949)	(635)	(1,584)
Deferred revenues	(478)	(5,251)	(5,729)
Other operating activities	111	2,319	2,430
Total cash used in operating activities	$(19,416)	$—	$(19,416)

The following summarizes the significant changes under ASC 606 as compared to legacy U.S. GAAP:

•

Under legacy U.S. GAAP, the Company allocated revenue to licenses under the residual method when it had VSOE for the remaining undelivered elements, which allocated any future credits or significant discounts entirely to the license. Under ASC 606, the Company allocates all future credits, significant discounts, and material rights to all performance obligations based upon their relative selling price. Additional license revenue from the reallocation of such arrangement consideration is recognized when control is transferred to the customer, which is generally upon delivery of the license.

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

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream for the three and six months ended July 31, 2018 (amounts in thousands):

	For the Three Months	For the Six Months
	Ended July 31, 2018	Ended July 31, 2018
Revenue by revenue stream:
Product	$1,462	$4,553
Professional services	3,426	8,063
Maintenance - first year	460	1,118
Maintenance - renewal	6,553	13,102
Total revenues	$11,901	$26,836

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of July 31, 2018 is $1.5 million. This amount consists of amounts billed for undelivered services that are included in deferred revenue. This total amount is expected to be recognized as revenue within the next 12 months.

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

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40, which prior to the adoption of ASC 606, we had expensed as incurred. The amount capitalized for incremental costs to obtain contracts as of July 31, 2018 was $0.4 million, all of which was short-term and has been included in prepaid expenses and other current assets in our consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time, as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the customer, which is estimated to be five years. These costs are periodically reviewed for impairment; however, we determined that no impairment existed as of July 31, 2018. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

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

Significant Customers

One customer accounted for 10% or more of our total revenues for the three and six months ended July 31, 2018 and 2017 as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Customer A	19%	26%	19%	25%

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended July 31,				Six Months Ended July 31,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers' geographic locations:
North America (1)	$5,932	50%	$8,320	48%	$13,046	49%	$16,646	49%
Europe and Middle East	3,858	32%	6,478	38%	9,881	37%	13,643	40%
Latin America	1,575	13%	2,142	12%	3,071	11%	2,863	9%
Asia Pacific	536	5%	285	2%	838	3%	740	2%
Total	$11,901		$17,225		$26,836		$33,892

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
U.S. Revenue	$5,102	$7,047	$10,889	$14,075
% of total revenues	42.9%	40.9%	40.6%	41.5%

12.	Income Taxes

We recorded income tax benefits of $1.2 million and $1.6 million in the three and six months ended July 31, 2018, respectively, and we recorded income tax provisions of approximately $35,000 and $0.3 million for the three and six months ended July 31, 2017. Our effective tax rate in fiscal 2019 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2018, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (“Tax Reform Act”) was signed into law. The Tax Reform Act resulted in significant changes in the U.S. corporate income tax system effective January 1, 2018, including, but not limited to, the following:

•	Reduction of the corporate federal income tax rate from 35% to 21%;
•	Repeal of the corporate alternative minimum tax (“AMT”);
•	A one-time transition tax on the deemed repatriation of accumulated previously untaxed foreign earnings (“Transition Tax”);
•	A move to a territorial tax system;
•	Additional limitations on the tax treatment of executive compensation; and
•	Acceleration of business asset expensing.

On December 22, 2017, the SEC issued guidance under SAB 118, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The measurement period is deemed to have ended when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) any provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) when a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Reform Act.

The Company is still evaluating the provisions of the Tax Reform Act and amounts reflected in the financial statements for the six months ended July 31, 2018 are provisional. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one-year measurement period.

We are subject to additional requirements of the Tax Reform Act during the fiscal year ended January 31, 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”) and a limitation on the tax treatment of certain executive compensation. We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. Our fiscal 2019 effective tax rate includes estimates of these new provisions.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Net loss	$(9,080)	$(1,529)	$(14,551)	$(6,900)

Weighted average shares used in computing net loss per share - basic and diluted	35,649	35,351	35,628	35,331

Net loss per share:
Basic	$(0.26)	$(0.05)	$(0.41)	$(0.20)
Diluted	$(0.26)	$(0.05)	$(0.41)	$(0.20)

The number of common shares used in the computation of diluted net income (loss) per share for the three and six months ended July 31, 2018 and 2017 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2018	2017	2018	2017
Stock options	2,923	1,636	3,014	1,657
Restricted stock units	193	365	192	889
Deferred stock units	173	158	189	130
Performance stock units	352	473	291	128
Total	3,641	2,632	3,686	2,804

14.	Recent Accounting Standard Updates

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for us in the first quarter of fiscal 2020. Early adoption is permitted. We are currently evaluating what impact the adoption of this update will have on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes ASC 840, “Leases (Topic 840).” Subsequently, the FASB issued additional updates which clarify this guidance including ASU 2018-01, “Leases (Topic 842: Land Easement Practical Expedient for Transitioning to Topic 842,”in January 2018, which allows an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842, and ASU 2018-11, “Leases – Targeted Improvements (Topic 842),” which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date, eliminating the requirement to apply the standard to the earliest period presented in the consolidated financial statements. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for operating leases with terms over twelve months, initially measured at the present value of the lease payments, in its balance sheet.  The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. It also requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee.  This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Early adoption of the new guidance is permitted. ASU 2016-02, ASU 2018-01 and ASU 2018-11 are effective for us beginning in the first quarter of fiscal 2020. We have begun evaluating and planning for adoption and implementation, including gathering, documenting and analyzing lease agreements subject to the new guidance. We anticipate material additions to the balance sheet (upon adoption) of right-of-use assets, offset by the associated liabilities.

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

We continue to invest in developing and commercializing next generation capabilities in our four main product offerings: video back office, advertising, content management and user experience. Our portfolio of products allows us to provide customers with end-to-end video delivery capabilities across multiple platforms, thus reducing cost and increasing speed and ease of use for end users. We believe that by delivering innovative solutions to both our existing customer base and to content owners that are looking to provide end-to-end solutions, we can meet their growing needs and help them get to market faster, which will help them drive new revenue growth. We have virtualized our solutions and products to make integrating with existing networks simple and this ease-of-use is a core competency of our platform. We have optimized our software solutions to serve a wide range of consumer devices.

We expect to increase software sales in North America and Europe, the Middle East and Africa (“EMEA”) through targeted sales efforts in those regions. In addition, we believe that we have the opportunity for revenue growth in other areas of the world by expanding our selling efforts in Asia Pacific and Latin America, primarily with partners. We also believe that our existing service operator customers will continue upgrading to new features that can increase average revenue per subscriber, reduce operating and capital expenses, and lower customer churn.

As evidenced by our financial results from the three month period ended July 31, 2018, we continue to experience fluctuations in our revenues from period to period due to the following factors:

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

On May 5, 2016, we acquired a 100% share of DCC Labs in exchange for an aggregate of $2.7 million in newly issued shares of SeaChange common stock and $5.2 million in cash, net of cash acquired, resulting in a total net purchase price of $7.9 million. The stock consideration was determined by dividing the total value of $2.7 million by the volume weighted average closing price of our common stock for the twenty trading days preceding the closing. DCC Labs is a developer of set-top and multiscreen device software. Of the total consideration, $0.5 million in cash and all the stock (681,278 shares) were initially held in escrow as security for the indemnification obligations of the former DCC Labs owners to SeaChange under the purchase agreement, with one-third of the stock in escrow to be released to the former DCC Labs owners annually on the anniversary date of the acquisition beginning on May 5, 2017 and ending May 5, 2019, and one-half of the cash in escrow to be released to the former DCC Labs owners on May 5, 2017 and May 5, 2018. As of May 5, 2018, all of the cash and 454,184 shares of our common stock initially deposited with an Escrow Agent have been disbursed to the sellers. The remaining stock held of 227,094 shares will be released on May 5, 2019.

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

In conjunction with the DCC Labs acquisition and an additional company-wide cost savings program established in the second half of fiscal 2017, SeaChange commenced a restructuring program (“Restructuring Program”), which has allowed us to achieve approximately $38 million in annualized cost savings since its commencement. The Restructuring Program resulted in aggregate charges of $9.2 million as of January 31, 2018 in severance and other restructuring costs. These charges include costs for workforce reductions, facility closings and other costs to complete the restructuring, such as legal and consulting fees. As of January 31, 2018, the Restructuring Program has been completed and has helped us improve operations and optimize our cost structure. Any remaining costs related to the Restructuring Program will be expensed as incurred to severance and other restructuring costs in our consolidated statements of operations and comprehensive loss in future quarters.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three and six months ended July 31, 2018 and 2017:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Product	$1,462	$5,039	$(3,577)	(71.0%)	$4,553	$7,788	$(3,235)	(41.5%)
Service	10,439	12,186	(1,747)	(14.3%)	22,283	26,104	(3,821)	(14.6%)
Total revenues	11,901	17,225	(5,324)	(30.9%)	26,836	33,892	(7,056)	(20.8%)
Cost of product revenues	490	1,363	(873)	(64.1%)	816	1,942	(1,126)	(58.0%)
Cost of service revenues	5,125	4,446	679	15.3%	10,828	10,657	171	1.6%
Total cost of revenues	5,615	5,809	(194)	(3.3%)	11,644	12,599	(955)	(7.6%)
Gross profit	$6,286	$11,416	$(5,130)	(44.9%)	$15,192	$21,293	$(6,101)	(28.7%)
Gross product profit margin	66.5%	73.0%		(6.5%)	82.1%	75.1%		7.0%
Gross service profit margin	50.9%	63.5%		(12.6%)	51.4%	59.2%		(7.8%)
Gross profit margin	52.8%	66.3%		(13.5%)	56.6%	62.8%		(6.2%)

Product Revenue.  The decrease in product revenue for the three and six months ended July 31, 2018 of $3.6 million and $3.2 million, respectively, included a $4.2 million and a $3.8 million decrease in our video platform, user experience, hardware and third-party product revenues, as compared to the same periods of fiscal 2018. We had a number of customers delay their decision to invest in their video platforms during the quarter ended July 31, 2018. This resulted in less product revenue in the three and six months ended July 31, 2018, compared to the same periods in the prior fiscal year due to our inability to complete product upgrades for existing customers. In addition, as we have broadened our product offering, we are pursuing opportunities outside of our traditional service provider customers, including broadcast and content owners, as well as wireless carriers and internet service providers. In the quarter ended July 31, 2018, we expected several multimillion dollar transactions to close in these new market segments with new customers, many of which were dependent on new channel partnerships as well. We found that these opportunities required more time and effort to close and therefore were unable to generate revenue from these transactions during the quarter. The decrease was partially offset by a $0.6 million increase in advertising revenues in the three and six months ended July 31, 2018 as compared to the same periods of fiscal 2018.

Service Revenue.  Service revenue decreased $1.7 million and $3.8 million for the three and six months ended July 31, 2018, as compared to the same periods of fiscal 2018, primarily due to less revenue recognized for our software-as-a-service managed services. Additionally, there was a decrease in maintenance and support revenue provided on post-warranty contracts for both periods as customers continue to provide their own solutions.

During each period shown in the table above, one customer accounted for more than 10% of our total revenue. See Note 11, “Segment Information, Significant Customers and Geographic Information,” to our consolidated financial statements for more information.

International revenues accounted for approximately 57% and 59% of total revenues in the three months ended July 31, 2018 and 2017, respectively. For the six months ended July 31, 2018 and 2017, international revenues accounted for 59% and 58% of total revenues, respectively. The decrease in the international sales as a percentage of total revenue for the three months ended July 31, 2018, as compared to the same prior period is primarily due to a decrease in revenue outside the United States at a higher rate than the decrease in domestic revenue.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin decreased 14 percentage points for the three months ended July 31, 2018, as compared to the same period of the prior fiscal year. Excluding the $0.8 million adjustment to the provision for loss contract recorded in the second quarter of fiscal 2018, gross profit margin decreased nine percentage points. This decrease is primarily due to the product mix during the quarter, as less, higher-margin software licenses were delivered. Product profit margin decreased seven percentage points for the three months ended July 31, 2018, as compared to the same period of fiscal 2018 as there was a higher hardware component in the second quarter of fiscal 2019, as compared to more pure software licenses in product deals, which have a higher margin, in the same period last fiscal year. Service profit margins decreased 13 percentage points for the three months ended July 31, 2018, as compared to the same period of fiscal 2018. However, excluding the adjustment to the provision for loss contract mentioned above, service profit margin decreased nine percentage points. The reason for this decrease is primarily due to lower service revenue to absorb our fixed costs from professional services during the current fiscal quarter compared to the same quarter last fiscal year. In addition, there was an increase in employee-related costs due to the hiring of new professional service employees since the second quarter of fiscal 2018.

Our gross profit margin decreased six percentage points for the six months ended July 31, 2018, as compared to the same period of the prior fiscal year. Excluding the $0.6 million adjustment to the provision for loss contract recorded in fiscal 2018, gross profit margin decreased five percentage points. This decrease is due to the same reasons discussed above. However, product profit margin increased by seven percentage points during the first half of fiscal 2019, as compared to the same period of fiscal 2018 as we delivered approximately $3 million of product revenue in the first quarter of fiscal 2019 that contributed high gross margins compared to the product revenue delivered in the first quarter of fiscal 2018. Service profit margins decreased eight percentage points for the six months ended July 31, 2018, as compared to the same period of fiscal 2018. Excluding the adjustment to the provision for loss contract recorded in the first half of fiscal 2018 mentioned above, service profit margin decreased five percentage points. This decrease is due to the lower service revenue generated during the first half of fiscal 2019 with higher fixed costs as described above.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$5,157	$6,399	$(1,242)	(19.4%)	$10,641	$11,777	$(1,136)	(9.6%)
% of total revenues	43.3%	37.1%			39.7%	34.7%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and six months ended July 31, 2018, research and development costs decreased $1.2 million and $1.1 million, respectively, as compared to the same periods of fiscal 2018, primarily due to a decrease in labor costs associated with the lower headcount resulting from the cost-savings efforts implemented in the second half of fiscal 2017 and which was completed at the end of fiscal 2018.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,685	$2,439	$1,246	51.1%	$7,071	$5,376	$1,695	31.5%
% of total revenues	31.0%	14.2%			26.3%	15.9%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses increased $1.2 million for the three months ended and $1.7 million for the six months ended July 31, 2018, as compared to the same periods of the prior fiscal year. The increase is due to $0.5 million and $1.2 million of less costs being reclassified during the three and six months ended July 31, 2018, respectively, from selling and marketing expenses to cost of sales for solutions architects contributing time to revenue generating products. In addition, contract labor costs increased $0.4 million for the three months ended July 31, 2018 and $0.5 million for the six months primarily from sales consulting and digital marketing costs and professional fees increased $0.1 million in the three-month period and $0.3 million in the six-month period ending July 31, 2018, when compared to the same periods of 2017. The increases were offset during the six months ended July 31, 2018 by a $0.6 million decrease in employee-related costs due to lower headcount year over year.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$4,021	$3,084	$937	30.4%	$8,015	$6,727	$1,288	19.1%
% of total revenues	33.8%	17.9%			29.9%	19.8%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses increased $0.9 million in the three months ended and $1.3 million in the six months ended July 31, 2018, as compared to the same periods of fiscal 2018, primarily due to a $0.6 million and a $0.8 million increase, respectively, in bonus expense accrued during the quarter, a $0.2 million increase and $0.4 million increase in contract labor costs, respectively, due to the implementation of our new payroll system and a $0.1 million and a $0.4 million increase, respectively, in professional fees in fiscal 2019 from higher accounting and internal controls consulting services. This is partially offset by a $0.1 million decrease for the three months ended July 31, 2018 and a $0.2 million decrease for the six months ended July 31, 2018, as compared to the same periods of fiscal 2018 in depreciation expense due to fully depreciated assets.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$411	$616	$(205)	(33.3%)	$815	$1,214	$(399)	(32.9%)
% of total revenues	3.5%	3.6%			3.0%	3.6%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization expense on certain intangible assets is based on the future economic value of the related intangible assets, which is generally higher in the earlier years of the assets’ lives. The decrease in amortization expense for the three and six months ended July 31, 2018, as compared to the same period of fiscal 2018, is primarily due to fully amortized intangible assets from prior acquisitions as well as the change in foreign exchange rates.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$923	$653	$270	41.3%	$1,802	$1,530	$272	17.8%
% of total revenues	7.8%	3.8%			6.7%	4.5%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense increased $0.3 million for the three and six months ended July 31, 2018, as compared to the same periods in fiscal 2018, primarily due to an increase in stock awards granted to key employees at the end of fiscal 2018 as part of the long-term incentive plan.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$536	$563	$(27)	(4.8%)	$590	$2,710	$(2,120)	(78.2%)
% of total revenues	4.5%	3.3%			2.2%	8.0%

Severance and other restructuring costs decreased $2.1 million for the six months ended July 31, 2018, as compared to the same period of fiscal 2017. Charges in fiscal 2019 include severance paid to 12 employees terminated during fiscal 2019. Charges in fiscal 2018 include $2.4 million related to a cost reduction initiative implemented in the second half of fiscal 2017 and completed at the end of fiscal 2018, $0.1 million of charges related to the reduction in force in our In-Home engineering and services organization in conjunction with our acquisition of DCC Labs in May 2016 and to severance charges not related to a restructuring plan of $0.2 million.

In September 2018, in order to return the Company to profitability by the end of fiscal 2019, we announced that we are implementing cost-savings actions during the third quarter of fiscal 2019 for our worldwide operations with the implementation of a restructuring program. The primary element of this program will be staff reductions across all of our functions and geographic areas and we expect the program to be completed by the end of the third quarter of fiscal 2019.  Annualized cost savings will be approximately $6 million once completed and other restructuring and severance charges will be approximately $1 million.

Other (Expenses) Income, Net

The table below provides detail regarding our other (expenses) income, net:

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income, net	$102	$33	$69	>100%	143	60	83	>100%
Foreign exchange (loss) gain	(2,035)	604	(2,639)	>(100%)	(2,934)	845	(3,779)	>100%
Miscellaneous income	(29)	(48)	19	(39.6%)	(20)	50	(70)	>(100%)
	$(1,962)	$589	$(2,551)		$(2,811)	$955	$(3,766)

For the three and six months ended July 31, 2018, foreign exchange gains decreased by $2.6 million and $3.8 million, respectively, as compared to the same periods of fiscal 2018, primarily due to the revaluation of a note receivable between our Netherlands and Ireland subsidiaries of $2.8 million in the second quarter of fiscal 2019 and $4.2 million for the first half of fiscal 2019.

Income Tax (Benefit) Provision

	Three Months Ended		Increase/	Increase/	Six Months Ended		Increase/	Increase/
	July 31,		(Decrease)	(Decrease)	July 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(1,152)	$35	$(1,187)	>(100%)	$(1,646)	$304	$(1,950)	>(100%)
% of total revenues	(9.7%)	0.2%			(6.1%)	0.9%

We recorded income tax benefits of $1.2 million and $1.6 million for the three and six months ended July 31, 2018, respectively, and we recorded income tax provisions of approximately $35,000 and $0.3 million for the three and six months ended July 31, 2017, respectively. Our effective tax rate in fiscal 2019 and in future periods may fluctuate on a quarterly basis, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

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

The Company is still evaluating the provisions of the Tax Reform Act and amounts reflected in the financial statements for the three and six months ended July 31, 2018 are provisional. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one-year measurement period.

We are subject to additional requirements of the Tax Reform Act during the fiscal year ended January 31, 2019. Those provisions include a tax on global intangible low-taxed income (“GILTI”) and a limitation on the tax treatment of certain executive compensation. We have elected to account for GILTI as a period cost, and therefore included GILTI expense in the effective tax rate calculation. Our fiscal 2019 effective tax rate includes our estimates of these new provisions.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2018, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

Non-GAAP Measures.

We define non-GAAP loss from operations as U.S. GAAP operating loss plus stock-based compensation expenses, amortization of intangible assets, provision for loss contract, non-operating expense professional fees and severance and other restructuring costs. We discuss non-GAAP loss from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating loss from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP loss from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP loss from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP loss from operations for the three and six months ended July 31, 2018 and 2017 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	July 31, 2018			July 31, 2017
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$1,462	$—	$1,462	$5,039	$—	$5,039
Services	10,439	—	10,439	12,186	—	12,186
Total revenues	11,901	—	11,901	17,225	—	17,225
Cost of revenues:
Products	483	—	483	1,336	—	1,336
Services	4,955	—	4,955	4,218	766	4,984
Amortization of intangible assets	178	(178)	—	255	(255)	—
Stock-based compensation	(1)	1	—	—	—	—
Total cost of revenues	5,615	(177)	5,438	5,809	511	6,320
Gross profit	6,286	177	6,463	11,416	(511)	10,905
Gross profit percentage	52.8%	1.5%	54.3%	66.3%	(3.0%)	63.3%
Operating expenses:
Research and development	5,157	—	5,157	6,399	—	6,399
Selling and marketing	3,685	—	3,685	2,439	—	2,439
General and administrative	4,021	—	4,021	3,084	—	3,084
Amortization of intangible assets	233	(233)	—	361	(361)	—
Stock-based compensation expense	924	(924)	—	653	(653)	—
Severance and other restructuring costs	536	(536)	—	563	(563)	—
Total operating expenses	14,556	(1,693)	12,863	13,499	(1,577)	11,922
(Loss) income from operations	$(8,270)	$1,870	$(6,400)	$(2,083)	$1,066	$(1,017)
(Loss) income from operations percentage	(69.5%)	15.7%	(53.8%)	(12.1%)	6.2%	(5.9%)
Weighted average common shares outstanding:
Basic	35,649	35,649	35,649	35,351	35,351	35,351
Diluted	35,649	36,299	35,649	35,351	35,565	35,351
Non-GAAP operating (loss) income per share:
Basic	$(0.23)	$0.05	$(0.18)	$(0.06)	$0.03	$(0.03)
Diluted	$(0.23)	$0.05	$(0.18)	$(0.06)	$0.03	$(0.03)

	Six Months Ended			Six Months Ended
	July 31, 2018			July 31, 2017
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$4,553	$—	$4,553	$7,788	$—	$7,788
Services	22,283	—	22,283	26,104	—	26,104
Total revenues	26,836	—	26,836	33,892	—	33,892
Cost of revenues:
Products	802	—	802	1,890	—	1,890
Services	10,486	—	10,486	10,198	593	10,791
Amortization of intangible assets	356	(356)	—	509	(509)	—
Stock-based compensation	—	—	—	2	(2)	—
Total cost of revenues	11,644	(356)	11,288	12,599	82	12,681
Gross profit	15,192	356	15,548	21,293	(82)	21,211
Gross profit percentage	56.6%	1.3%	57.9%	62.8%	(0.2%)	62.6%
Operating expenses:
Research and development	10,641	—	10,641	11,777	—	11,777
Selling and marketing	7,071	—	7,071	5,376	—	5,376
General and administrative	8,015	—	8,015	6,727	—	6,727
Amortization of intangible assets	459	(459)	—	705	(705)	—
Stock-based compensation expense	1,802	(1,802)	—	1,528	(1,528)	—
Professional fees: other	—	—	—	21	(21)	—
Severance and other restructuring costs	590	(590)	—	2,710	(2,710)	—
Total operating expenses	28,578	(2,851)	25,727	28,844	(4,964)	23,880
(Loss) income from operations	$(13,386)	$3,207	$(10,179)	$(7,551)	$4,882	$(2,669)
(Loss) income from operations percentage	(49.9%)	12.0%	(37.9%)	(22.3%)	14.4%	(7.9%)
Weighted average common shares outstanding:
Basic	35,628	35,628	35,628	35,331	35,331	35,331
Diluted	35,628	36,187	35,628	35,331	35,485	35,331
Non-GAAP operating (loss) income per share:
Basic	$(0.38)	$0.09	$(0.29)	$(0.22)	$0.14	$(0.08)
Diluted	$(0.38)	$0.09	$(0.29)	$(0.22)	$0.14	$(0.08)

The changes in the table above during the three and six months ended July 31, 2018, compared to the same periods of 2017, were a result of the factors described in connection with revenues and operating expenses under Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations,” of this Form 10-Q.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(19,416)	$(2,317)	$(17,099)
Total cash used in investing activities	(1,937)	(39)	(1,898)
Total cash provided by (used in) financing activities	39	(10)	49
Effect of exchange rate changes on cash	2,593	(742)	3,335
Net decrease in cash, cash equivalents and restricted cash	$(18,721)	$(3,108)	$(15,613)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $52.1 million at January 31, 2018 to $35.0 million at July 31, 2018.

In September 2018, in order to return the Company to profitability by the end of fiscal 2019, we announced that we are implementing cost-savings actions during the third quarter of fiscal 2019 for our worldwide operations with the implementation of a restructuring program. The primary element of this program will be staff reductions across all of our functions and geographic areas and we expect the program to be completed by the end of the third quarter of fiscal 2019.  Annualized cost savings will be approximately $6 million once completed and other restructuring and severance charges will be approximately $1 million.

During fiscal 2018, we made significant reductions to our headcount as part of our restructuring efforts that concluded as of January 31, 2018. These measures are important steps in restoring SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities, augmented by the plan highlighted above, are adequate to satisfy our working capital and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Operating Activities

Below are key line items affecting cash from operating activities:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Net loss	$(14,551)	$(6,900)	$(7,651)
Adjustments to reconcile net loss to cash used in operating activities	2,672	4,029	(1,357)
Net loss including adjustments	(11,879)	(2,871)	(9,008)
Decrease in receivables	7,780	6,916	864
(Increase) decrease in inventory	(165)	57	(222)
(Increase) decrease in prepaid expenses and other current assets	(1,584)	8	(1,592)
Increase (decrease) in accounts payable	371	(2,594)	2,965
Decrease in accrued expenses	(10,640)	(3,193)	(7,447)
Decrease in deferred revenues	(5,729)	(870)	(4,859)
All other - net	2,430	230	2,200
Net cash used in operating activities	$(19,416)	$(2,317)	$(17,099)

We used net cash in operating activities of $19.4 million for the six months ended July 31, 2018. This cash used in operating activities was primarily the result of our net loss including adjustments of $11.9 million and by changes in working capital, which include a decrease in accrued expenses of $10.6 million related to the payment of severance, bonuses and value-added tax and a decrease in deferred revenue of $5.7 million, offset by a decrease in receivables of $7.8 million due to the timing of customer payments.

Investing Activities

Cash flows from investing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(284)	$(274)	$(10)
Purchases of marketable securities	(4,354)	(4,501)	147
Proceeds from sale and maturity of marketable securities	2,761	4,449	(1,688)
Other investing activities	(60)	287	(347)
Net cash used in investing activities	$(1,937)	$(39)	$(1,898)

Cash used in investing activities includes $0.3 million for the purchase of capital assets during fiscal 2019 and the net purchase of marketable securities of $1.6 million.

Financing Activities

Cash flows from financing activities are as follows:

	Six Months Ended		Increase/
	July 31,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$73	$26	$47
Payments of withholding tax on RSU vesting	(34)	(36)	2
Net cash provided by (used in) financing activities	$39	$(10)	$49

In the six months ended July 31, 2018, cash provided by financing activities reflects proceeds received from the issuance of common stock for the employee stock purchase plan.

The effect of exchange rate changes increased cash, cash equivalents and restricted cash by $2.6 million for the six months ended July 31, 2018, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

Critical Accounting Policies and Significant Judgment and Estimates

The accounting and financial reporting policies of SeaChange are in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to revenue recognition, allowance for doubtful accounts, acquired intangible assets and goodwill, stock-based compensation, impairment of long-lived assets and accounting for income taxes.  Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. For a description of our critical accounting policies affecting revenue recognition and impairment of assets, see Note 2, “Significant Accounting Policies,” to this Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Form 10-K for the fiscal year ended January 31, 2018 filed with the SEC.

Recent Accounting Standard Updates

See Note 14, “Recent Accounting Standard Updates,” to our consolidated financial statements included in Item 1 of this Form 10-Q for a summary of recent accounting standard updates.

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

Our principal currency exposures relate primarily to the U.S. dollar and the Euro. All foreign currency gains and losses are included in other (expenses) income, net, in the accompanying consolidated statements of operations and comprehensive loss. For the six months ended July 31, 2018, we recorded $2.9 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency is other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.4 million and $0.9 million for the three and six months ended July 31, 2018, respectively, and it would have increased our loss from operations by $0.2 million and $0.4 million for the same periods.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at July 31, 2018, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

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

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Terino and Faubert participated, we have concluded that there were no changes during the fiscal quarter ended July 31, 2018 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.   Exhibits

(a)	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q.

Index to Exhibits

No.	Description

10.1	Employee Separation Agreement and Voluntary Release, dated July 18, 2018, by and between the Company and Jon Rider (filed herewith).

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 10, 2018

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER R. FAUBERT
Peter R. Faubert
Chief Financial Officer, Senior Vice President, and Treasurer