Form 10-Q
period 2018-10-31
SEACHANGE INTERNATIONAL INC
filed 2018-12-10
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock on December 5, 2018 was 35,749,131.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	October 31,	January 31,
	2018	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,554	$43,652
Restricted cash	543	9
Marketable securities	1,732	3,991
Accounts and other receivables, net of allowance for doubtful accounts of $16 at October 31, 2018 and $16 at January 31, 2018, respectively	12,669	22,537
Unbilled receivables	7,881	3,101
Inventories, net	706	666
Prepaid expenses and other current assets	5,479	3,557

Total current assets	50,564	77,513
Property and equipment, net	8,660	9,471
Marketable securities, long-term	8,554	4,449
Intangible assets, net	531	1,303
Goodwill, net	23,956	25,579
Other assets	1,069	1,015

Total assets	$93,333	$119,330

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,669	$2,431
Deferred revenues	6,199	11,598
Other accrued expenses	6,337	15,379

Total current liabilities	17,205	29,408
Deferred revenue, long-term	875	2,835
Deferred tax liabilities, long-term	196	215
Taxes payable, long-term	405	1,152

Total liabilities	18,681	33,610

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,795,099 shares issued and 35,754,609 outstanding at October 31, 2018, and 35,634,984 shares issued and 35,594,494 outstanding at January 31, 2018	358	356
Additional paid-in capital	242,074	239,423
Treasury stock, at cost; 40,490 common shares at October 31, 2018 and January 31, 2018, respectively	(5)	(5)
Accumulated loss	(164,679)	(148,620)
Accumulated other comprehensive loss	(3,095)	(5,434)

Total stockholders’ equity	74,653	85,720

Total liabilities and stockholders’ equity	$93,333	$119,330

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Revenues:
Products	$8,268	$11,119	$12,821	$18,907
Services	10,343	12,311	32,626	38,415

Total revenues	18,611	23,430	45,447	57,322

Cost of revenues:
Products	1,716	1,198	2,518	3,088
Services	5,428	5,612	15,914	15,810
Amortization of intangible assets	178	255	534	764
Stock-based compensation expense	1	1	1	3

Total cost of revenues	7,323	7,066	18,967	19,665

Gross profit	11,288	16,364	26,480	37,657

Operating expenses:
Research and development	4,836	5,634	15,477	17,411
Selling and marketing	3,705	3,916	10,776	9,292
General and administrative	3,209	3,868	11,224	10,595
Amortization of intangible assets	205	370	664	1,075
Stock-based compensation expense	768	696	2,570	2,224
Professional fees - other	50	—	50	21
Severance and other restructuring costs	1,030	960	1,620	3,670

Total operating expenses	13,803	15,444	42,381	44,288

(Loss) income from operations	(2,515)	920	(15,901)	(6,631)
Other (expenses) income, net	(2,087)	14	(4,898)	969

(Loss) income before income taxes	(4,602)	934	(20,799)	(5,662)
Income tax (benefit) provision	(775)	1,154	(2,421)	1,458

Net loss	$(3,827)	$(220)	$(18,378)	$(7,120)

Net loss	$(3,827)	$(220)	$(18,378)	$(7,120)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	923	(79)	2,354	(76)
Unrealized gain (loss) on marketable securities	3	(12)	(15)	(17)

Comprehensive loss	$(2,901)	$(311)	$(16,039)	$(7,213)

Net loss per share:
Basic	$(0.11)	$(0.00)	$(0.52)	$(0.20)

Diluted	$(0.11)	$(0.00)	$(0.52)	$(0.20)

Weighted average common shares outstanding:
Basic	35,747	35,479	35,668	35,381

Diluted	35,747	35,479	35,668	35,381

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,378)	$(7,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,053	1,758
Amortization of intangible assets	1,198	1,839
Stock-based compensation expense	2,571	2,227
Deferred income taxes	(702)	102
Other	27	76
Changes in operating assets and liabilities:
Accounts receivable	9,100	(1,401)
Unbilled receivables	(4,957)	3,289
Inventories	(43)	(165)
Prepaid expenses and other assets	(2,107)	62
Accounts payable	2,401	(3,199)
Accrued expenses	(9,068)	942
Deferred revenues	(7,060)	355
Other operating activities	2,422	327

Total cash used in operating activities	(23,626)	(908)

Cash flows from investing activities:
Purchases of property and equipment	(328)	(386)
Purchases of marketable securities	(8,510)	(7,246)
Proceeds from sale and maturity of marketable securities	6,649	7,993
Other investing activities	—	176

Total cash used in investing activities	(2,189)	537

Cash flows from financing activities:
Proceeds from issuance of common stock	81	53
Payments of withholding tax on RSU vesting	(43)	(52)

Total cash provided by financing activities	38	1

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,213	(878)

Net decrease in cash, cash equivalents and restricted cash	(21,563)	(1,248)

Cash, cash equivalents and restricted cash, beginning of period	43,661	28,411

Cash, cash equivalents and restricted cash, end of period	$22,097	$27,163

Supplemental disclosure of cash flow information:
Income taxes paid	$2,908	$267

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

The preparation of these financial statements in conformity with U.S. GAAP, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Interim results are not necessarily indicative of the operating results for the full fiscal year or any future periods and actual results may differ from our estimates. During the three and nine months ended October 31, 2018, there have been no material changes to our significant accounting policies that were described in our fiscal 2018 Form 10-K, as filed with the SEC. As noted in our Form 10-Q for the quarterly period ended April 30, 2018, in the three months ended April 30, 2018, our policy for revenue recognition was updated as a result of adopting the new revenue recognition guidance.

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

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows for the nine months ended October 31, 2018 and 2017:

	Nine Months Ended
	October 31,
	2018	2017
	(Amounts in thousands)
Cash and cash equivalents	$21,554	$27,155
Restricted cash	543	8

Total cash, cash equivalents, and restricted cash	$22,097	$27,163

Revenue Recognition

The Company adopted Accounting Standards Codification No. (“ASC”) 606, “Revenue from Contracts with Customers,” on February 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The adoption of ASC 606 did not have a material impact on the Company’s consolidated financial statements. The reported results for fiscal 2019 reflect the application of ASC 606 guidance while the reported results for fiscal 2018 were prepared under the guidance of ASC 605, “Revenue Recognition,” which is also referred to herein as “legacy U.S. GAAP” or the “previous guidance.” The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company’s goods and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods or services, and excludes any sales incentives or taxes collected from a customer which are subsequently remitted to government authorities. To achieve this core principle, the Company applies the following five steps:

1)

Identify the contract(s) with a customer - A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to those goods or services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of October 31, 2018 and January 31, 2018. There were no fair value measurements of our financial assets and liabilities using significant Level 3 inputs for the periods presented:

		Fair Value at October 31, 2018 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	October 31,	Identical Assets	Inputs
	2018	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (1)	$2,832	$2,649	$183
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	745	745	—
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	6,274	6,274	—
U.S. government agency issues	986	—	986
Corporate bonds	2,280	—	2,280

Total	$13,117	$9,668	$3,449

		Fair Value at January 31, 2018 Using
		Quoted
		Prices in	Significant
		Active	Other
		Markets for	Observable
	January 31,	Identical Assets	Inputs
	2018	(Level 1)	(Level 2)
	(Amounts in thousands)
Financial assets:
Money market accounts (1)	$4,568	$—	$4,568
Available-for-sale marketable securities:
Current marketable securities:
U.S. treasury notes and bonds - conventional	1,993	1,993	—
U.S. government agency issues	1,998	—	1,998
Non-current marketable securities:
U.S. treasury notes and bonds - conventional	1,724	1,724	—
U.S. government agency issues	985	—	985
Corporate bonds	1,740	—	1,740

Total	$13,008	$3,717	$9,291

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

Available-For-Sale Securities

We determine the appropriate classification of debt investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. Our investment portfolio consists of money market funds, U.S. treasury notes and bonds, U.S. government agency notes and bonds and corporate bonds as of October 31, 2018 and January 31, 2018. All highly liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents. All cash equivalents are carried at cost, which approximates fair value. Our marketable securities are classified as available-for-sale and are reported at fair value with unrealized gains and losses, net of tax, reported in stockholders’ equity as a component of accumulated other comprehensive loss. The amortization of premiums and accretion of discounts to maturity are computed under the effective interest method and are included in other (expenses) income, net, in our consolidated statements of operations and comprehensive loss. Interest on securities is recorded as earned and is also included in other (expenses) income, net. Any realized gains or losses would be shown in the accompanying consolidated statements of operations and comprehensive loss in other (expenses) income, net. We provide fair value measurement disclosures of available-for-sale securities in accordance with one of the three levels of fair value measurement mentioned above.

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of October 31, 2018 and January 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
October 31, 2018:
Cash	$18,723	$—	$—	$18,723
Cash equivalents	2,820	11	—	2,831

Cash and cash equivalents	21,543	11	—	21,554

U.S. treasury notes and bonds - short-term	749	—	(3)	746
U.S. treasury notes and bonds - long-term	6,306	—	(32)	6,274
U.S. government agency issues - long-term	1,001	—	(15)	986
Corporate bonds - long-term	2,310	—	(30)	2,280

Total cash, cash equivalents and marketable securities	$31,909	$11	$(80)	$31,840

January 31, 2018:
Cash	$39,084	$—	$—	$39,084
Cash equivalents	4,568	—	—	4,568

Cash and cash equivalents	43,652	—	—	43,652

U.S. treasury notes and bonds - short-term	2,001	—	(8)	1,993
U.S. treasury notes and bonds - long-term	1,740	—	(16)	1,724
U.S. government agency issues - short-term	1,991	9	(2)	1,998
U.S. government agency issues - long-term	1,002	—	(17)	985
Corporate bonds - long-term	1,760		(20)	1,740

Total cash, cash equivalents and marketable securities	$52,146	$9	$(63)	$52,092

The gross realized gains and losses on sale of available-for-sale securities as of October 31, 2018 and January 31, 2018 were immaterial. For purposes of determining gross realized gains and losses, the cost of securities is based on specific identification.

Contractual maturities of available-for-sale investments as of October 31, 2018 are as follows (amounts in thousands):

Estimated
Fair Value
Maturity of one year or less	$1,732
Maturity between one and five years	8,554

Total	$10,286

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist primarily of highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at date of purchase of 90 days or less.

The fair value of cash, cash equivalents, restricted cash and marketable securities at October 31, 2018 and January 31, 2018 was $32.4 million and $52.1 million, respectively.

Restricted Cash

At times, we may be required to maintain cash held as collateral for performance obligations with our customers which we classify as restricted cash on our consolidated balance sheets. Restricted cash was $0.5 million as of October 31, 2018 and was not material as of January 31, 2018.

4.	Consolidated Balance Sheet Detail

Inventories, net

Inventories consist primarily of hardware and related component parts and are stated at the lower of cost (on a first-in, first-out basis) or market. Inventories consist of the following:

	As of
	October 31,	January 31,
	2018	2018
	(Amounts in thousands)
Components and assemblies	$592	$426
Finished products	114	240

Total inventories, net	$706	$666

Property and equipment, net

Property and equipment, net consists of the following:

	Estimated	As of
	Useful	October 31,	January 31,
	Life (Years)	2018	2018
		(Amounts in thousands)
Land		$2,780	$2,780
Buildings	20	11,861	11,839
Office furniture and equipment	5	730	774
Computer equipment, software and demonstration equipment	3	12,414	12,770
Service and spare components	5	1,158	1,158
Leasehold improvements	1-7	513	537

		29,456	29,858
Less - Accumulated depreciation and amortization		(20,796)	(20,387)

Total property and equipment, net		$8,660	$9,471

Depreciation and amortization expense on property and equipment, net was $0.3 million and $1.0 million for the three and nine months ended October 31, 2018 and $0.6 million and $1.8 million for the three and nine months ended October 31, 2017.

Other accrued expenses

Other accrued expenses consist of the following:

	As of
	October 31,	January 31,
	2018	2018
	(Amounts in thousands)
Accrued compensation and commissions	$1,340	$1,414
Accrued bonuses	1,174	2,715
Employee benefits	301	601
Sales tax and VAT payable	420	4,001
Income taxes payable	41	2,869
Accrued other	2,337	3,554
Accrued Restructuring	724	225

Total other accrued expenses	$6,337	$15,379

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year, or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill of the Company below its carrying amount. The following table represents the changes in the carrying amount of goodwill for the nine months ended October 31, 2018 (amounts in thousands):

Balance as of January 31, 2017:
Goodwill, gross	$62,566
Accumulated impairment losses	(39,279)

Goodwill, net	23,287
Cumulative translation adjustment	2,292

Balance as of January 31, 2018:
Goodwill, gross	64,858
Accumulated impairment losses	(39,279)

Goodwill, net	25,579
Cumulative translation adjustment	(1,623)

Balance as of October 31, 2018:
Goodwill, gross	63,235
Accumulated impairment losses	(39,279)

Goodwill, net	$23,956

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

Intangible Assets

Intangible assets, net, consisted of the following at October 31, 2018 and January 31, 2018:

		As of October 31, 2018			As of January 31, 2018
	Weighted average remaining life (Years)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(Amounts in thousands)
Finite-life intangible assets:
Customer contracts	1.85	$17,895	$(17,482)	$413	$30,818	$(29,836)	$982
Non-compete agreements	—	2,473	(2,473)	—	2,639	(2,635)	4
Completed technology	1.86	9,655	(9,561)	94	11,479	(11,203)	276
Trademarks, patents and other	3.0	6,948	(6,924)	24	7,189	(7,148)	41

Total finite-life intangible assets	1.9	$36,971	$(36,440)	$531	$52,125	$(50,822)	$1,303

Amortization expense for intangible assets was $0.4 million and $1.2 million, respectively, for the three and nine months ended October 31, 2018 and $0.6 million and $1.8 million, respectively, for the three and nine months ended October 31, 2017.

As of October 31, 2018, the estimated future amortization expense for our finite-life intangible assets is as follows (amounts in thousands):

Estimated
Amortization
Fiscal Year Ended January 31,	Expense
2019 (for the remaining three months)	$217
2020	311
2021	3
2022	—
2023	—
2024 and thereafter	—

Total	$531

6.	Commitments and Contingencies

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

Restructuring Costs

During the nine months ended October 31, 2018, we incurred restructuring charges, primarily for employee-related benefits for terminated employees offset by the reversal of certain accruals from fiscal 2018 for costs related to the restructuring.

The following table shows the activity in accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheet as of October 31, 2018 (amounts in thousands):

	Employee- Related	Closure of Leased	Other
	Benefits	Facilities	Restructuring	Total
Accrual balance as of January 31, 2018	$61	$135	$29	$225
Restructuring charges incurred	950	(7)	(29)	914
Cash payments	(287)	(128)	—	(415)
Other charges	—	—	—	—

Accrual balance as of October 31, 2018	$724	$—	$—	$724

During the third quarter of fiscal 2017, we implemented a restructuring program (the “2017 Restructuring Program”) with the purpose of reducing costs and assisting in restoring SeaChange to profitability and positive cash flow. This program included measures intended to allow the Company to more efficiently operate in a leaner, more direct cost structure. These measures included reductions in workforce, consolidation of facilities, transfers of certain business processes to lower cost regions and reduction in third-party service costs. The Restructuring Plan was substantially complete as of January 31, 2018. However, we incurred a small charge for employee-related benefits during the first quarter of fiscal 2019 and reversed any remaining estimates to severance and other restructuring charges in our consolidated statements of operations and comprehensive loss in April 2018. Since its implementation, we recognized $7.1 million in restructuring charges related to the 2017 Restructuring Program.

In September 2018, in order to return the Company to profitability by the end of fiscal 2019, we announced that we implemented further cost-savings actions during the third quarter of fiscal 2019 (the “2019 Restructuring Program”). The primary element of this restructuring program was staff reductions across all of our functions and geographic areas and we expect the program to be completed by the end of fiscal 2019. Annualized cost savings are expected to be approximately $6 million once completed and other restructuring and severance charges are expected to be approximately $1 million.

Severance Costs

During the three and nine months ended October 31, 2018, we incurred additional severance charges not related to a restructuring plan of $0.1 million and $0.7 million, respectively, primarily from the departure of 17 employees. Severance costs during each of the three and nine months ended October 31, 2017 were $0.2 million.

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

We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. As of October 31, 2018, there were 2,523,049 shares available for future grant under the 2011 Plan.

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

We have granted market-based options to certain officers in connection with their appointment. These stock options have an exercise price equal to our closing stock price on the date of grant and will vest in approximately equal increments based upon the closing price of SeaChange’s common stock. We record the fair value of these stock options using the Monte Carlo simulation model, since the stock option vesting is variable depending on the closing price of our traded common stock. The model simulated the daily trading price of the market-based stock options expected terms to determine if the vesting conditions would be triggered during the term. Effective April 6, 2016, Ed Terino, who previously served as our Chief Operating Officer (“COO”), was appointed Chief Executive Officer (“CEO”) of SeaChange and was granted 600,000 market-based options, bringing the total of his market-based options, when added to the 200,000 market-based options he received upon hire as COO in June 2015, to 800,000 market-based options. The fair value of these 800,000 stock options was estimated to be $2.1 million. As of October 31, 2018, $0.06 million remained unamortized on these market-based stock options, which will be expensed over the next 0.3 years, the remaining weighted average amortization period.

2015 Employee Stock Purchase Plan

In July 2015, we adopted the 2015 Employee Stock Purchase Plan (the “ESPP”). The purpose of the ESPP is to provide eligible employees, including executive officers of SeaChange, with the opportunity to purchase shares of our common stock at a discount through accumulated payroll deductions of up to 15%, but not less than one percent of their eligible compensation, subject to any plan limitations. Offering periods typically commence on October 1st and April 1st and end on March 31st and September 30th with the last trading day being the exercise date for the offering period. On each purchase date, eligible employees will purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock which will be authorized for sale under the ESPP is 1,150,000 shares. Since its inception, a total of 56,821 shares have been purchased under the ESPP. Stock-based compensation expense related to the ESPP was not significant for the three and nine months ended October 31, 2018 and 2017.

9.	Accumulated Other Comprehensive Loss

The following shows the changes in the components of accumulated other comprehensive loss for the nine months ended October 31, 2018:

		Changes in
	Foreign	Fair Value of
	Currency	Available-
	Translation	for-Sale
	Adjustment	Investments	Total
	(Amounts in thousands)
Balance at January 31, 2018	$(5,380)	$(54)	$(5,434)
Other comprehensive income (loss)	2,354	(15)	2,339

Balance at October 31, 2018	$(3,026)	$(69)	$(3,095)

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

10.	Revenues from Contracts with Customers

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

The following tables set forth the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606, as compared to the guidance that was in effect before its adoption. The impact of adoption on the consolidated financial statements as of and for the three and nine months ended October 31, 2018 is as follows (amounts in thousands):

Consolidated Balance Sheets:

	As of
	October 31, 2018		October 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Assets
Unbilled receivables	$5,112	$366	$5,479
Prepaid expenses and other current assets (1)	$8,561	$(680)	$7,880

Liabilities
Deferred revenues	$13,418	$6,344	$7,075

Equity
Accumulated loss	$170,709	$6,030	$(164,679)

(1)	Contract assets, short-term, are included in prepaid expenses and other current assets in our consolidated balance sheet.

Consolidated Statements of Operations and Comprehensive Loss:

	For the Three Months Ended October 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Revenues	$18,352	$260	$18,612
Cost of revenues	7,163	160	7,323
Operating expenses	13,695	110	13,805
Loss from operations	(2,506)	(10)	(2,516)
Loss before income taxes	(4,535)	(10)	(4,545)
Income tax (benefit) provision	(775)	—	(775)
Net loss	(3,818)	(10)	(3,828)
Net loss per share:
Basic	$(0.12)	$—	$(0.12)
Diluted	$(0.12)	$—	$(0.12)

	For the Nine Months Ended October 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Revenues	$41,216	$4,231	$45,447
Cost of revenues	18,509	458	18,967
Operating expenses	42,381	—	42,381
Loss from operations	(19,675)	3,774	(15,901)
Loss before income taxes	(24,515)	3,774	(20,741)
Income tax (benefit) provision	(2,412)	—	(2,421)
Net loss	(22,152)	3,774	(18,378)
Net loss per share:
Basic	$(0.63)	$0.11	$(0.52)
Diluted	$(0.63)	$0.11	$(0.52)

Consolidated Statement of Cash Flows:

	For the Nine Months Ended October 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Cash used in operating activities:
Net loss	$(22,089)	$3,711	$(18,378)
Unbilled receivables	(5,638)	680	(4,957)
Prepaid expenses and other current assets	(1,740)	366	(2,107)
Deferred revenues	(716)	(6,344)	(7,060)
Other operating activities	169	2,319	2,488
Total cash used in operating activities	$(23,626)	$—	$(23,626)

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

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream for the three and nine months ended October 31, 2018 (amounts in thousands):

	For the Three Months	For the Nine Months
	Ended October 31, 2018	Ended October 31, 2018
Revenue by revenue stream:
Product	$8,268	$12,821
Professional services	2,948	11,011
Maintenance - first year	514	1,632
Maintenance - renewal	6,882	19,983

Total revenues	$18,612	$45,447

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of October 31, 2018 is $19.7 million. This amount consists of amounts billed for undelivered services that are included in deferred revenue.

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

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40, which prior to the adoption of ASC 606, we had expensed as incurred. The amount capitalized for incremental costs to obtain contracts as of October 31, 2018 was $0.4 million, all of which was short-term and has been included in prepaid expenses and other current assets in our consolidated balance sheet. Costs to obtain a contract are amortized as sales and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time, as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the customer, which is estimated to be five years. These costs are periodically reviewed for impairment; however, we determined that no impairment existed as of October 31, 2018. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less.

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

Significant Customers

Four and one customers each accounted for 10% or more of our total revenues for the three and nine months, respectively, ended October 31, 2018 and one customer accounted for 10% or more of our total revenues for the three and nine months ended October 31, 2017 as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Customer A	10%	53%	15%	38%
Customer B	13%	—	—	—
Customer C	12%	—	—	—
Customer D	10%	—	—	—

Geographic Information

The following table summarizes revenues by customers’ geographic locations for the periods presented:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2018		2017		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%
	(Amounts in thousands, except percentages)
Revenues by customers’ geographic locations:
North America (1)	$10,534	56%	$6,931	29%	$23,580	52%	$23,577	41%
Europe and Middle East	3,876	21%	14,560	62%	13,757	30%	28,203	49%
Latin America	3,863	21%	1,545	7%	6,934	15%	4,408	8%
Asia Pacific	338	2%	394	2%	1,176	3%	1,134	2%

Total	$18,611		$23,430		$45,447		$57,322

(1)	Includes total revenues for the United States for the periods shown as follows (amounts in thousands, except percentage data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
U.S. Revenue	$8,124	$6,105	$19,013	$20,180
% of total revenues	43.7%	26.1%	41.8%	35.2%

12.	Income Taxes

We recorded income tax benefits of $0.8 million and $2.4 million in the three and nine months ended October 31, 2018, respectively, and we recorded income tax provisions of approximately $1.2 million and $1.5 million for the three and nine months ended October 31, 2017. Our effective tax rate in fiscal 2019 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2018, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

The Company is still evaluating the provisions of the Tax Reform Act and amounts reflected in the financial statements for the three and nine months ended October 31, 2018 are provisional. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one-year measurement period.

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

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013. We are no longer subject to U.S. federal examinations before fiscal 2016. However, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

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

The following table sets forth our computation of basic and diluted net loss per common share (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Net loss	$(3,827)	$(220)	$(18,378)	$(7,120)

Weighted average shares used in computing net loss per share - basic and diluted	35,747	35,479	35,668	35,381

Net loss per share:
Basic	$(0.11)	$(0.00)	$(0.52)	$(0.20)

Diluted	$(0.11)	$(0.00)	$(0.52)	$(0.20)

The number of common shares used in the computation of diluted net loss per share for the three and nine months ended October 31, 2018 and 2017 does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive (amounts in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2018	2017	2018	2017
Stock options	3,204	1,588	3,259	1,676
Restricted stock units	419	483	389	349
Deferred stock units	218	42	111	88
Performance stock units	575	339	527	494

Total	4,416	2,452	4,286	2,607

14.	Recent Accounting Standard Updates

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

Recently Issued Accounting Standard Updates – Not Yet Adopted

Intangibles—Goodwill and Other—Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. ASU 2018-15 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating the impact the adoption of ASU 2018-15 will have on our consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for us in the first quarter of fiscal 2020, and earlier adoption is permitted. We are currently evaluating what impact the adoption of ASU 2018-13 will have on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes ASC 840, “Leases (Topic 840).” Subsequently, the FASB issued additional updates which clarify this guidance including ASU 2018-01, “Leases (Topic 842: Land Easement Practical Expedient for Transitioning to Topic 842,” in January 2018, which allows an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of Topic 842, and ASU 2018-11, “Leases – Targeted Improvements (Topic 842),” which provides for an additional transition method that allows companies to apply the new lease standard at the adoption date, eliminating the requirement to apply the standard to the earliest period presented in the consolidated financial statements. ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability for operating leases with terms over twelve months, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. It also requires lessees to classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. Early adoption of the new guidance is permitted. ASU 2016-02, ASU 2018-01 and ASU 2018-11 are effective for us beginning in the first quarter of fiscal 2020. We have begun evaluating and planning for adoption and implementation, including gathering, documenting and analyzing lease agreements subject to the new guidance. We anticipate material additions to the balance sheet (upon adoption) of right-of-use assets, offset by the associated liabilities.

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

We address what we see as the continuing rise of Internet Protocol Television (“IPTV”) and OTT services by such companies as Netflix, Hulu, Amazon, mlbam, Kaltura, Ooyala and Brightcove and by media companies such as HBO, CBS and BBC. This rise of IPTV and OTT video services globally has increased the demand for multiscreen capabilities on a range of consumer devices operating on cloud-based platforms. We have been increasing our strategic investments in research and development as a percentage of revenue related to our cloud-based offerings, as well as in sales and marketing as we focus on our go-to-market efforts in this area.

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

We expect to increase software sales in North America and Europe, the Middle East and Africa (“EMEA”) through targeted sales efforts in those regions. In addition, we believe that we have opportunity for revenue growth in other areas of the world by expanding our selling efforts in Asia Pacific and Latin and South America, primarily with partners. We also believe that our existing service operator customers will continue upgrading to new features that can increase average revenue per subscriber, reduce operating and capital expenses, and lower customer churn.

As evidenced by our financial results from the three-and nine-month periods ended October 31, 2018, we continue to experience fluctuations in our revenues from period to period due to the following factors:

•	Changes to estimated times to complete long-term projects;

•	The time required to deliver and install the product and for the customer to accept the product and services;

•	Timing of customers in selecting programs to launch our services to their end users;

•	The ability of our customers to process purchase order within their organizations in a timely manner;

•	The transition from perpetual license to subscription, cloud-based revenue and the associated movement from our traditional professional services model;

•	Budgetary approvals by our customers for capital purchases;

•	Uncertainty caused by potential consolidation in the industry; and

•	Changes in foreign exchange rates.

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

The acquisition of DCC Labs in fiscal 2017 enabled us to optimize the operations of our In-Home business, which developed home video gateway software including SeaChange’s Nucleus and NitroX products. In addition, the acquisition brought market-ready products, including an optimized television software stack for Europe’s Digital Video Broadcasting community, and an HTML5 framework for building additional user experience client applications across a variety of CPE devices, including Android TV STBs, tablets, mobile and computer devices. During fiscal 2018, the In-Home business became the center of engineering and expanded to include product development for backoffice, advertising content management and legacy products. The Poland operation became the prime engineering location and as of the end of fiscal 2018, was the largest location by number of engineers. In addition, the engineering efforts were combined and the teams were re-organized into a single global team in fiscal 2018, which spans a reduced number of locations globally compared to fiscal 2017. As part of the engineering transition, organizational improvements were implemented in order to focus on software quality, reliability and pre-integration, in order to de-risk deployments and reduce time to market for new solutions and existing upgrades. The global engineering team introduced DevOps practices with a customer-centric view of technology improvements across all products within the SeaChange solution. Along with operational improvements, engineering introduced changes to process and workflow which enabled more accurate effort estimations and velocity tracking. With the introduction of common agile project methodology across all teams and products, the efficiency of software engineering increased. This allowed more engineering resources to focus on innovation and development of industry leading features and enhancements to existing products as well as new product releases that expand the SeaChange technology franchise.

In conjunction with the DCC Labs acquisition and an additional company-wide cost savings program established in the second half of fiscal 2017, SeaChange commenced the 2017 Restructuring Program, which has allowed us to achieve approximately $38 million in annualized cost savings since its commencement. The 2017 Restructuring Program resulted in aggregate charges of $9.2 million as of January 31, 2018 in severance and other restructuring costs. These charges include costs for workforce reductions, facility closings and other costs to complete the restructuring, such as legal and consulting fees. As of January 31, 2018, the 2017 Restructuring Program was completed and has helped us improve operations and optimize our cost structure.

In September 2018, in order to help return the Company to profitability by the end of fiscal 2019, we implemented the 2019 Restructuring Program. The primary element of this restructuring program was staff reductions across all of our functions and geographic areas and we expect the program to be completed by the end of fiscal 2019. Annualized cost savings are expected to be approximately $6 million once completed and other restructuring and severance charges are estimated to be approximately $1 million.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

The following table summarizes information about our revenues for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$8,268	$11,119	$(2,851)	(25.6%)	$12,821	$18,907	$(6,086)	(32.2%)
Service	10,343	12,311	(1,968)	(16.0%)	32,626	38,415	(5,789)	(15.1%)

Total revenues	18,611	23,430	(4,819)	(20.6%)	45,447	57,322	(11,875)	(20.7%)

Cost of product revenues	1,894	1,453	441	30.4%	3,052	3,852	(800)	(20.8%)
Cost of service revenues	5,429	5,613	(184)	(3.3%)	15,915	15,813	102	(0.6%)

Total cost of revenues	7,323	7,066	257	3.6%	18,967	19,665	(698)	(3.5)

Gross profit	$11,288	$16,364	$(5,076)	(31.0%)	$26,480	$37,657	$(11,177)	(29.7%)

Gross product profit margin	77.1%	86.9%	(9.8%)	0%	76.2%	79.6%		3.4%
Gross service profit margin	47.5%	54.4%	(6.9%)	0%	51.2%	58.8%		(7.6%)
Gross profit margin	60.7%	69.8%	(9.2%)	0%	58.3%	65.7%		(7.4%)

Product Revenue. The decrease in product revenue for the three and nine months ended October 31, 2018 of $2.8 million and $6.1 million, respectively, included a $5.4 million and a $8.2 million decrease in our video platform, user experience, and third-party product revenues, as compared to the same periods of fiscal 2018. This is primarily a result of a one-time purchase of a significant number of licenses by one of our major customers in the third quarter of the prior fiscal year. The decrease was partially offset by a $1.6 million and $2.2 million increase in advertising revenues in the three and nine months ended October 31, 2018, respectively, as compared to the same periods of fiscal 2018 and a $1.0 million increase in hardware sales in the three months ended October 31, 2018 as compared to the same periods of fiscal 2018.

Service Revenue. Service revenue decreased $2.0 million and $5.8 million for the three and nine months ended October 31, 2018, as compared to the same periods of fiscal 2018, primarily due to lower sales resulting in less professional service engagements with our customers. Also, revenue recognized for our software-as-a-service was lower as compared to the same periods of fiscal 2018 due to a contract cancellation with our customer in the prior fiscal year. Additionally, maintenance and support revenue provided on post-warranty contracts for both periods decreased as customers continue to provide their own solutions and legacy products are decommissioned.

During the three months ended October 31, 2018, four customers each accounted for more than 10% of our total revenue and one customer accounted for more than 10% of our total revenue for the nine months period ended October 31, 2018. In both of the comparable periods in the prior year, one customer accounted for more than 10% of our total revenue. See Note 11, “Segment Information, Significant Customers and Geographic Information,” to our consolidated financial statements for more information.

International revenues represented approximately 56% and 74% of total revenues in the three months ended October 31, 2018 and 2017, respectively. For the nine months ended October 31, 2018 and 2017, international revenues accounted for 58% and 65% of total revenues, respectively. The decrease in the international sales as a percentage of total revenue for the three months ended October 31, 2018, as compared to the same period in the prior fiscal year, is primarily due to a decrease in revenue generated from one major customer in EMEA during fiscal 2019 compared to the prior fiscal year.

Gross Profit and Margin. Cost of revenues consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly and testing of complete systems and costs related to customized software development contracts.

Our gross profit margin decreased nine percentage points for the three months ended October 31, 2018, as compared to the same period of the prior fiscal year. This decrease is primarily due to the product mix during the quarter, as fewer, higher-margin software licenses were delivered. Product profit margin decreased ten percentage points for the three months ended October 31, 2018, as compared to the same period of fiscal 2018, as there was a higher hardware component in the third quarter of fiscal 2019, as compared to more higher margin software licenses in product deals in the same period last fiscal year. Service profit margins decreased seven percentage points for the three months ended October 31, 2018, as compared to the same period of fiscal 2018. The reason for this decrease is primarily due to lower service revenue to absorb our fixed costs from professional services during the current fiscal year quarter compared to the same quarter last fiscal year.

Our gross profit margin decreased seven percentage points for the nine months ended October 31, 2018, as compared to the same period of the prior fiscal year, for the same reasons discussed above. Product profit margin decreased by three percentage points during the nine months ended October 31, 2018, as compared to the same period of fiscal 2018 due to product mix and higher hardware revenues included in our product offering that typically have a lower margin. Service profit margins decreased eight percentage points for the nine months ended October 31, 2018, as compared to the same period of fiscal 2018. This decrease is due to the lower service revenue generated during the first nine months of fiscal 2019 to absorb our fixed costs from professional services compared to the same period of fiscal 2018.

Operating Expenses

Research and Development

The following table provides information regarding the change in research and development expenses during the periods presented:

	Three Months Ended		Decrease	Decrease	Nine Months Ended		Increase	Increase
	October 31,				October 31,
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Research and development expenses	$4,836	$5,634	$798	14.2%	$15,477	$17,411	$1,934	11.1%
% of total revenues	26.0%	24.0%			34.1%	30.4%

Research and development expenses consist primarily of employee costs, which include salaries, benefits and related payroll taxes, depreciation of development and test equipment and an allocation of related facility expenses. During the three and nine months ended October 31, 2018, research and development costs decreased $0.8 million and $1.9 million, respectively, as compared to the same periods of fiscal 2018, primarily due to a decrease in labor costs associated with the lower headcount resulting from the cost-savings efforts implemented as part of the 2017 Restructuring Program and the 2019 Restructuring Program.

Selling and Marketing

The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	Three Months Ended		Decrease	Decrease	Nine Months Ended		Increase	Increase
	October 31,				October 31,
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,705	$3,916	$211	5.4%	$10,776	$9,292	$1,484	16.0%
% of total revenues	19.9%	16.7%			23.7%	16.2%

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.2 million for the three months ended October 31, 2018 and increased by $1.5 million for the nine months ended October 31, 2018, as compared to the same periods of the prior fiscal year. The decrease of $0.2 million is primarily due to lower commission expenses of $0.6 million and partially offset by increased contract labor charges of $0.3 million recorded during the three months ended October 31, 2018. The increase of $1.5 million is due primarily to a $1.1 million increase in contract labor and professional fees and $1.0 million increase in salary and related costs, partially offset by $0.8 million decrease in commission expense for the nine-month period ended October 31, 2018.

General and Administrative

The following table provides information regarding the change in general and administrative expenses during the periods presented:

	Three Months Ended		Decrease	Decrease	Nine Months Ended		Increase	Increase
	October 31,				October 31,
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,209	$3,868	$659	17.0%	$11,224	$10,595	$629	5.9%
% of total revenues	17.2%	16.5%			24.7%	18.5%

General and administrative expenses consist primarily of employee costs, which include salaries and related payroll taxes and benefit-related costs, legal and accounting services and an allocation of related facilities expenses. General and administrative expenses decreased $0.7 million in the three months ended October 31, 2018, and increased $0.6 million in the nine months ended October 31, 2018, as compared to the same periods of fiscal 2018. The $0.7 million decrease for the three months ended October 31, 2018 is primarily due to a $0.3 million decrease in bonus expense accrued and a $0.3 million decrease in legal and professional fees. In addition, the cost-savings actions taken as part of the 2019 Restructuring Program also contributed to $0.1 million decrease during the quarter. The $0.6 million increase for the nine months ended October 31, 2018 as compared to the same period of fiscal 2018 is primarily due to a $0.5 million increase in bonus expense accrued and a $0.3 million increase in professional fees from internal technical accounting projects.

Amortization of Intangible Assets

The following table provides information regarding the change in amortization of intangible assets expenses during the periods presented:

	Three Months Ended				Nine Months Ended
	October 31,		Decrease	Decrease	October 31,		Decrease	Decrease
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Amortization of intangible assets	$383	$625	$242	38.7%	$1,198	$1,839	$641	34.9%
% of total revenues	2.1%	2.7%			2.6%	3.2%

Amortization expense is primarily related to the costs of acquired intangible assets. Amortization expense on certain intangible assets is based on the future economic value of the related intangible assets, which is generally higher in the earlier years of the assets’ lives. The decrease in amortization expense for the three and nine months ended October 31, 2018, as compared to the same period of fiscal 2018, is primarily due to [fully amortized intangible assets from prior acquisitions as well as the change in foreign exchange rates.

Stock-based Compensation Expense

The following table provides information regarding the change in stock-based compensation expense during the periods presented:

	Three Months Ended		Increase	Increase	Nine Months Ended
	October 31,				October 31,		Decrease	Decrease
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Stock-based compensation expense	$769	$697	$72	10.3%	$2,571	$2,227	$344	15.1%
% of total revenues	4.10%	3.0%			5.7%	3.9%

Stock-based compensation expense is related to the issuance of stock grants to our employees, executives and members of our Board of Directors. Stock-based compensation expense increased $0.1 million and $0.3 million, respectively, for the three and nine months ended October 31, 2018, as compared to the same periods in fiscal 2018, primarily due to an increase in stock awards granted to key employees at the end of fiscal 2018 as part of the long-term incentive plan.

Severance and Other Restructuring Costs

The following table provides information regarding the change in severance and other restructuring costs during the periods presented:

	Three Months Ended				Nine Months Ended
	October 31,		Increase	Increase	October 31,		Decrease	Decrease
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Severance and other restructuring costs	$1,030	$960	$70	7.3%	$1,620	$3,670	$2,050	55.9%
% of total revenues	5.5%	4.1%			3.6%	6.4%

In September 2018, in order to return the Company to profitability by the end of fiscal 2019, we announced the 2019 Restructuring Program. The primary element of this program is staff reductions across all of our functions and geographic areas and we expect the program to be completed by the end of fiscal 2019. Annualized cost savings will be approximately $6 million once completed and other restructuring and severance charges are estimated to be approximately $1 million.

Severance and other restructuring costs slightly increased in the three months period ended October 31, 2018 because of the costs associated with the 2019 Restructuring Program. Severance and other restructuring costs decreased $2.1 million for the nine months ended October 31, 2018, as compared to the same period of the prior fiscal year, because the 2017 Restructuring Program was largely completed by the beginning of fiscal year 2019.

Other (Expenses) Income, Net

The table below provides detail regarding our other (expenses) income, net:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Interest income, net	$77	$46	$31	67.4%	222	106	116	109%
Foreign exchange losses, net	(2,103)	(97)	(2,006)	(2,068.0%)	(5,038)	748	(5,786)	(774%)
Miscellaneous (expenses) income, net	(61)	65	(126)	(193.8%)	(82)	115	(197)	(171%)

	$(2,087)	$14	$(2,101)		$(4,898)	$969	$(5,867)

For the three and nine months ended October 31, 2018, foreign exchange losses, net increased by $2.0 million and $5.8 million, respectively, as compared to the same periods of fiscal 2018, primarily due to CTA adjustment of $2.1 million related to strengthening of US dollar compared to other foreign currencies during the period, primarily the Euro, and the revaluation of intercompany note receivable between our Netherlands and Ireland subsidiaries of $4.2 million for the first nine months of fiscal 2019, respectively.

Income Tax (Benefit) Provision

	Three Months Ended				Nine Months Ended
	October 31,		Decrease	Decrease)	October 31,		Decrease	Decrease
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Income tax (benefit) provision	$(775)	$1,154	$1,929	167.2%	$(2,421)	$1,458	$3,879	266.1%
% of total revenues	4.2%	4.9%			5.3%	2.5%

We recorded income tax benefits of $0.8 million and $2.4 million for the three and nine months ended October 31, 2018, respectively, and we recorded income tax provisions of approximately $1.2 million and $1.5 million for the three and nine months ended October 31, 2017, respectively. Our effective tax rate in fiscal 2019 and in future periods may fluctuate on a quarterly basis, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

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

The Company is still evaluating the provisions of the Tax Reform Act and amounts reflected in the financial statements for the three and nine months ended October 31, 2018 are provisional. The ultimate impact may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Tax Reform Act. The accounting is expected to be completed within the one-year measurement period.

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

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2018, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service (“IRS”) through fiscal 2013. We are no longer subject to U.S. federal examinations before fiscal 2016. However, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

Non-GAAP Measures

We define non-GAAP (loss) income from operations as U.S. GAAP operating (loss) income plus stock-based compensation expenses, amortization of intangible assets, non-operating expense professional fees and severance and other restructuring costs. We discuss non-GAAP (loss) income from operations in our quarterly earnings releases and certain other communications as we believe non-GAAP operating (loss) income from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP (loss) income from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP (loss) income from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP (loss) income from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations for the three and nine months ended October 31, 2018 and 2017 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	October 31, 2018			October 31, 2017
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$8,268	$—	$8,268	$11,119	$—	$11,119
Services	10,343	—	10,343	12,311	—	12,311

Total revenues	18,611	—	18,611	23,430	—	23,430

Cost of revenues:
Products	1,716	—	1,716	1,198	—	1,198
Services	5,428	—	5,428	5,612	—	5,612
Amortization of intangible assets	178	(178)	—	255	(255)	—
Stock-based compensation	1	(1)	—	1	(1)	—

Total cost of revenues	7,323	(179)	7,144	7,066	(256)	6,810

Gross profit	11,288	179	11,467	16,364	256	16,620

Gross profit percentage	60.7%	1.0%	61.6%	69.8%	1.1%	71.0%
Operating expenses:
Research and development	4,836	—	4,836	5,634	—	5,634
Selling and marketing	3,705	—	3,705	3,916	—	3,916
General and administrative	3,209	—	3,209	3,868	—	3,868
Amortization of intangible assets	205	(205)	—	370	(370)	—
Stock-based compensation expense	768	(768)	—	696	(696)	—
Professional fees - other	50	(50)	—	—	—	—
Severance and other restructuring costs	1,030	(1,030)	—	960	(960)	—

Total operating expenses	13,803	(2,053)	11,750	15,444	(2,026)	13,418

(Loss) income from operations	$(2,515)	$2,232	$(283)	$920	$2,282	$3,202

(Loss) income from operations percentage	(13.5)%	12.0%	(1.5)%	3.9%	9.8%	13.7%
Weighted average common shares outstanding:
Basic	35,747	35,747	35,747	35,479	35,479	35,479

Diluted	35,747	35,747	35,747	35,479	35,671	35,671

Non-GAAP operating (loss) income per share:
Basic	$(0.07)	$0.06	$(0.01)	$0.03	$0.07	$0.10

Diluted	$(0.07)	$0.06	$(0.01)	$0.03	$0.06	$0.09

	Nine Months Ended			Nine Months Ended
	October 31, 2018			October 31, 2017
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$12,821	$—	$12,821	$18,907	$—	$18,907
Services	32,626	—	62,626	38,415	—	38,415

Total revenues	45,447	—	45,447	57,322	—	57,322

Cost of revenues:
Products	2,518	—	2,518	3,088	—	3,088
Services	15,914	—	15,914	15,810	593	16,403
Amortization of intangible assets	534	(534)	—	764	(764)	—
Stock-based compensation	1	(1)	—	3	(3)	—

Total cost of revenues	18,967	(535)	18,432	19,665	(174)	19,491

Gross profit	26,480	535	27,015	37,657	174	37,831

Gross profit percentage	58.3%	1.2%	59.4%	65.7%	0.3%	66.0%
Operating expenses:
Research and development	15,477	—	15,477	17,411	—	17,411
Selling and marketing	10,776	—	10,776	9,292	—	9,292
General and administrative	11,224	—	11,224	10,595	—	10,595
Amortization of intangible assets	664	(664)	—	1,075	(1,075)	—
Stock-based compensation expense	2,570	(2,570)	—	2,224	(2,224)	—
Professional fees: other	50	(50)	—	21	(21)	—
Severance and other restructuring costs	1,620	(1,620)	—	3,670	(3,670)	—

Total operating expenses	42,381	(4,904)	37,477	44,288	(6,990)	37,298

(Loss) income from operations	$(15,901)	$5,439	$(10,462)	$(6,631)	$7,164	$533

(Loss) income from operations percentage	(35.0%)	12.0%	(23.0%)	(11.6%)	12.5%	0.9%
Weighted average common shares outstanding:
Basic	35,668	35,668	35,668	35,381	35,381	35,381

Diluted	35,668	35,668	35,668	35,381	35,381	35,381

Non-GAAP operating (loss) income per share:
Basic	$(0.45)	$0.15	$(0.29)	$(0.19)	$0.21	$0.02

Diluted	$(0.45)	$0.15	$(0.29)	$(0.19)	$0.20	$0.01

The changes in the table above during the three and nine months ended October 31, 2018, compared to the same periods of 2017, were a result of the factors described in connection with revenues and operating expenses under Item 2. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Results of Operations,” of this Form 10-Q.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Total cash used in operating activities	$(23,626)	$(908)	$(22,718)
Total cash used in investing activities	(2,189)	537	(2,726)
Total cash provided by (used in) financing activities	38	1	37
Effect of exchange rate changes on cash	4,213	(878)	5,091

Net decrease in cash, cash equivalents and restricted cash	$(21,563)	$(1,248)	$(20,315)

Historically, we have financed our operations and capital expenditures primarily with cash on-hand. Cash, cash equivalents, restricted cash, and marketable securities decreased from $52.1 million at January 31, 2018 to $32.4 million at October 31, 2018.

In September 2018, in order to return the Company to profitability by the end of fiscal 2019, we implemented the 2019 Restructuring Program. The primary element of this restructuring program was staff reductions across all of our functions and geographic areas and we expect the program to be completed by the end of fiscal 2019. Annualized cost savings are expected to be approximately $6 million once completed and other restructuring and severance charges are estimated to be approximately $1 million.

During fiscal 2018, we made significant reductions to our headcount as part of our previous restructuring efforts that concluded as of January 31, 2018. These measures are important steps in helping to restore SeaChange to profitability and positive cash flow. The Company believes that existing funds and cash expected to be provided by future operating activities, augmented by the measures highlighted above, are adequate to satisfy our working capital and capital expenditure requirements and other contractual obligations for the foreseeable future, including at least the next 12 months.

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

Operating Activities

Below are key line items affecting cash from operating activities:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Net loss	$(18,378)	$(7,120)	$(11,258)
Adjustments to reconcile net loss to cash used in operating activities	4,147	6,002	(1,855)

Net loss including adjustments	(14,231)	(1,118)	(13,113)
Decrease in receivables	4,143	1,888	2,255
Increase in inventory	(43)	(165)	122
(Increase) decrease in prepaid expenses and other current assets	(2,107)	62	(2,169)
Increase (decrease) in accounts payable	2,401	(3,199)	5,600
(Decrease) increase in accrued expenses	(9,152)	942	(10,094)
(Decrease) increase in deferred revenues	(7,060)	355	(7,415)
All other - net	2,424	327	2,097

Net cash used in operating activities	$(23,625)	$(908)	$(22,717)

We used net cash in operating activities of $23.6 million for the nine months ended October 31, 2018. This cash used in operating activities was primarily the result of our net loss including adjustments of $14.2 million and by changes in working capital, which include a decrease in accrued expenses of $9.2 million related to the payment of severance, bonuses and value-added tax and a decrease in deferred revenue of $7.1 million, offset by a decrease in receivables of $4.1 million due to the timing of customer payments.

Investing Activities

Cash flows from investing activities are as follows:

	Nine Months Ended		Increase/
	October 31,		(Decrease)
	2018	2017	$ Amount
	(Amounts in thousands)
Purchases of property and equipment	$(328)	$(386)	$58
Purchases of marketable securities	(8,510)	(7,246)	(1,264)
Proceeds from sale and maturity of marketable securities	6,649	7,993	(1,344)
Other investing activities	—	176	(176)

Net cash (used in) and provided by investing activities	$(2,189)	$537	$(2,726)

Cash (used in) and provided by investing activities includes $0.3 million for the purchase of capital assets during fiscal 2019 and the net purchase of marketable securities of $1.9 million.

Financing Activities

Cash flows from financing activities are as follows:

	Nine Months Ended
	October 31,		Increase
	2018	2017	$ Amount
	(Amounts in thousands)
Proceeds from issuance of common stock	$81	$53	$28
Payments of withholding tax on RSU vesting	(43)	(52)	9

Net cash provided by financing activities	$38	$1	$37

In the nine months ended October 31, 2018, cash provided by financing activities reflects proceeds received from the issuance of common stock for the employee stock purchase plan.

The effect of exchange rate changes increased cash, cash equivalents and restricted cash by $4.2 million for the nine months ended October 31, 2018, primarily due to the translation of European subsidiaries’ cash balances, which use the Euro as their functional currency, to U.S. dollars.

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

Our principal currency exposures relate primarily to the U.S. dollar and the Euro. All foreign currency gains and losses are included in other (expenses) income, net, in the accompanying consolidated statements of operations and comprehensive loss. For the nine months ended October 31, 2018, we recorded $5.0 million in losses due to the international subsidiary translations and cash settlements of revenues and expenses.

A substantial portion of our earnings are generated by our foreign subsidiaries whose functional currency is other than the U.S. dollar. Therefore, our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the subsidiary’s earnings into the U.S. dollar. If the U.S. dollar had strengthened by 10% compared to the Euro, our total revenues would have decreased by $0.4 million and $1.3 million for the three and nine months ended October 31, 2018, respectively, and it would have increased our loss from operations by $0.3 million and $0.7 million, respectively, for the same periods.

Interest Rate Risk

Exposure to market risk for changes in interest rates relates primarily to our investment portfolio of marketable debt securities of various issuers, types and maturities. We do not use derivative instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments. Our cash and marketable securities include cash equivalents, which we consider to be investments purchased with original maturities of 90 days or less. There is risk that losses could be incurred if we were to sell any of our securities prior to stated maturity. Given the short maturities and investment grade quality of the portfolio holdings at October 31, 2018, a hypothetical 10% adverse change in interest rates should not have a material adverse impact on the fair value of our investment portfolio.

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

Changes in internal control over financial reporting. As a result of the evaluation completed by us, and in which Messrs. Terino and Faubert participated, we have concluded that there were no changes during the fiscal quarter ended October 31, 2018 in our internal control over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 10, 2018

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER R. FAUBERT
Peter R. Faubert
Chief Financial Officer, Senior Vice President, and Treasurer