Form 10-Q/A
period 2018-10-31
SEACHANGE INTERNATIONAL INC
filed 2018-12-17
CIK 1019671

UNITED STATES

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

The number of shares outstanding of the registrant’s Common Stock on December 5, 2018 was 35,754,609.

EXPLANATORY NOTE

This amendment (this “Amendment”) to the Quarterly Report on Form 10-Q of SeaChange International, Inc. (the “Company”) for the quarterly period ended October 31, 2018, originally filed on December 10, 2018 (the “Original Filing”), is being filed to correct the following inadvertent clerical errors:

•	On the cover page of the Original Filing, the number of shares of common stock outstanding as of December 5, 2018 was incorrectly stated as 35,749,131 and has been corrected to 35,754,609.

•	On page 2 of the Original Filing, in the Consolidated Balance Sheets Other Assets as October 31, 2018 was incorrectly stated as $1,069 and has been corrected to $1,068.

•	On page 5 of the Original Filing, the following changes were made to the Consolidated Statements of Cash Flows:

•	Accrued Expenses in the nine months ended October 31, 2018 was incorrectly stated as ($9,068) and has been corrected to $(9,152);

•	Other operating activities in the nine months ended October 31, 2018 was incorrectly stated as $2,422 and has been corrected to $2,424; and

•	Total cash used in operating activities in the nine months ended October 31, 2018 was incorrectly stated as ($23,626) and has been corrected to ($23,625).

•	Total cash used in investing activities was incorrectly labeled and has been corrected to “Total cash (used in) provided by investing activities”.

•

On page 11 of the Original Filing, in the table first appearing under the heading “Available-For-Sale-Securities, U.S. government agency issues – long-term was incorrectly labeled and has been corrected to “U.S. government agency issues – short-term”.

•	On page 18 of the Original Filing, the line items under the sub-heading “Assets” in the table titled “Consolidated Balance Sheets” included in Note 10 were revised as follows:

•	Original Filing

	As of
	October 31, 2018 Under ASC 605	Adjustment	October 31, 2018 Under ASC 606
Assets
Unbilled receivables	$5,112	$366	$5,479
Prepaid expenses and other current assets (1)	$8,561	$(680)	$7,880

•	As Revised

	As of
	October 31, 2018 Under ASC 605	Adjustment	October 31, 2018 Under ASC 606
Assets
Unbilled receivables	$8,561	$(680)	$7,881
Prepaid expenses and other current assets (1)	$5,113	$366	$5,479

•

On page 19 of the Original Filing, the following items in the table titled “Consolidated Statements of Operations and Comprehensive Loss” included in Note 10 were revised as follows with respect to the three months ended October 31, 2018:

•	Original Filing

Revenues	$18,352	$260	$18.612
Operating expenses	$13,695	$110	$13,805
Net loss	$(3,818)	$(10)	$(3,828)
Net loss per share:
Basic	$(0.12)	$—	$(0.12)
Diluted	$(0.12)	$—	$(0.12)

•	As Revised:

Revenues	$18,352	$260	$18.611
Operating expenses	$13,695	$110	$13,803
Net loss	$(3,818)	$(9)	$(3,827)
Net loss per share:
Basic	$(0.11)	$—	$(0.11)
Diluted	$(0.11)	$—	$(0.11)

•

On page 19 of the Original Filing, the following items in the table titled “Consolidated Statements of Operations and Comprehensive Loss” included in Note 10 were revised as follows with respect to the nine months ended October 31, 2018:

•	Original Filing

Income tax (benefit) provision	$	(2,412)	(2,421)

•	As Revised:

Income tax (benefit) provision	$	(2,421)	(2,421)

•

On page 28 of the Original Filing, the following items in the table first appearing under the heading “Revenues” were revised as follows with respect to the three months ended October 31, 2018 and 2017:

•	With respect to Gross Product Profit Margin, (9.8%) has been shifted from the column titled “Increase/(Decrease) $ Amount” to “Increase/(Decrease) % Change”;

•	With respect to Gross Service Profit Margin, (6.9%) has been shifted from the column titled “Increase/(Decrease) $ Amount” to “Increase/(Decrease) % Change”; and

•	With respect to Gross Profit Margin, (9.2%) has been shifted from the column titled “Increase/(Decrease) $ Amount” to “Increase/(Decrease) % Change”.

•

On page 28 of the Original Filing, the following items in the table first appearing under the heading “Revenues” were revised as follows with respect to the nine months ended October 31, 2018 and 2017:

•	Increase/(Decrease) % Change in Cost of Service Revenue was incorrectly stated as (0.6%) and has been corrected to 0.6%;

•	Increase/(Decrease) % Change in Gross Product Profit Margin was incorrectly stated as 3.4% and has been corrected to (3.4%);

•

On page 28 of the Original Filing, in the paragraph under the sub-heading “Revenue” beginning “Product Revenue”, the Original Filing incorrect stated that the decrease in product revenue for the three and nine months ended October 31, 2018 of $2.8 million and $6.1 million respectively has been corrected to product revenue for the three and nine months ended October 31, 2018 of $2.9 million and $6.1 million respectively.

•

On page 29 of the Original Filing, in the paragraph under the sub-heading “Selling and Marketing” beginning “Selling and marketing expenses”, the Original Filing incorrectly stated that increase in salary and related costs contributed $1.0 million to the $1.5 million increase, and has been corrected to salary and related costs having contributed $0.8 million to the $1.5 million increase.

•	On page 34 of the Original Filing, in the Non-GAAP table revenues from services in the nine months ended October 31, 2018 was incorrectly stated as $62,626 and has been corrected to $32,626.

•

On page 34 of the Original Filing, the diluted weighted average common shares outstanding included in “Adjustments” and “Non-GAAP” for the nine-months ended October 31, 2017 was incorrectly stated as 35,381 and has been corrected to 35,549.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer.

This Amendment should be read in conjunction with the Original Filing, continues to speak as of the date of the Original Filing. This Amendment does not otherwise change or update the disclosures set forth in the Original Filing, except as noted above.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	October 31,	January 31,
	2018	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,554	$43,652
Restricted cash	543	9
Marketable securities	1,732	3,991
Accounts and other receivables, net of allowance for doubtful accounts of $16 at October 31, 2018 and $16 at January 31, 2018, respectively	12,669	22,537
Unbilled receivables	7,881	3,101
Inventories, net	706	666
Prepaid expenses and other current assets	5,479	3,557

Total current assets	50,564	77,513
Property and equipment, net	8,660	9,471
Marketable securities, long-term	8,554	4,449
Intangible assets, net	531	1,303
Goodwill, net	23,956	25,579
Other assets	1,068	1,015

Total assets	$93,333	$119,330

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,669	$2,431
Deferred revenues	6,199	11,598
Other accrued expenses	6,337	15,379

Total current liabilities	17,205	29,408
Deferred revenue, long-term	875	2,835
Deferred tax liabilities, long-term	196	215
Taxes payable, long-term	405	1,152

Total liabilities	18,681	33,610

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,795,099 shares issued and 35,754,609 outstanding at October 31, 2018, and 35,634,984 shares issued and 35,594,494 outstanding at January 31, 2018	358	356
Additional paid-in capital	242,074	239,423
Treasury stock, at cost; 40,490 common shares at October 31, 2018 and January 31, 2018, respectively	(5)	(5)
Accumulated loss	(164,679)	(148,620)
Accumulated other comprehensive loss	(3,095)	(5,434)

Total stockholders’ equity	74,653	85,720

Total liabilities and stockholders’ equity	$93,333	$119,330

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

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended
	October 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(18,378)	$(7,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	1,053	1,758
Amortization of intangible assets	1,198	1,839
Stock-based compensation expense	2,571	2,227
Deferred income taxes	(702)	102
Other	27	76
Changes in operating assets and liabilities:
Accounts receivable	9,100	(1,401)
Unbilled receivables	(4,957)	3,289
Inventories	(43)	(165)
Prepaid expenses and other assets	(2,107)	62
Accounts payable	2,401	(3,199)
Accrued expenses	(9,152)	942
Deferred revenues	(7,060)	355
Other operating activities	2,424	327

Total cash used in operating activities	(23,625)	(908)

Cash flows from investing activities:
Purchases of property and equipment	(328)	(386)
Purchases of marketable securities	(8,510)	(7,246)
Proceeds from sale and maturity of marketable securities	6,649	7,993
Other investing activities	—	176

Total cash (used in) provided by investing activities	(2,189)	537

Cash flows from financing activities:
Proceeds from issuance of common stock	81	53
Payments of withholding tax on RSU vesting	(43)	(52)

Total cash provided by financing activities	38	1

Effect of exchange rate changes on cash, cash equivalents and restricted cash	4,213	(878)

Net decrease in cash, cash equivalents and restricted cash	(21,563)	(1,248)

Cash, cash equivalents and restricted cash, beginning of period	43,661	28,411

Cash, cash equivalents and restricted cash, end of period	$22,097	$27,163

Supplemental disclosure of cash flow information:
Income taxes paid	$2,908	$267

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

The following is a summary of cash, cash equivalents and available-for-sale securities, including the cost basis, aggregate fair value and gross unrealized gains and losses, for short- and long-term marketable securities portfolio as of October 31, 2018 and January 31, 2018:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Amounts in thousands)
October 31, 2018:
Cash	$18,723	$—	$—	$18,723
Cash equivalents	2,820	11	—	2,831

Cash and cash equivalents	21,543	11	—	21,554

U.S. treasury notes and bonds - short-term	749	—	(3)	746
U.S. treasury notes and bonds - long-term	6,306	—	(32)	6,274
U.S. government agency issues - short-term	1,001	—	(15)	986
Corporate bonds - long-term	2,310	—	(30)	2,280

Total cash, cash equivalents and marketable securities	$31,909	$11	$(80)	$31,840

January 31, 2018:
Cash	$39,084	$—	$—	$39,084
Cash equivalents	4,568	—	—	4,568

Cash and cash equivalents	43,652	—	—	43,652

U.S. treasury notes and bonds - short-term	2,001	—	(8)	1,993
U.S. treasury notes and bonds - long-term	1,740	—	(16)	1,724
U.S. government agency issues - short-term	1,991	9	(2)	1,998
U.S. government agency issues - long-term	1,002	—	(17)	985
Corporate bonds - long-term	1,760		(20)	1,740

Total cash, cash equivalents and marketable securities	$52,146	$9	$(63)	$52,092

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

The following tables set forth the amount by which each financial statement line item is affected in the current reporting period by the application of ASC 606, as compared to the guidance that was in effect before its adoption. The impact of adoption on the consolidated financial statements as of and for the three and nine months ended October 31, 2018 is as follows (amounts in thousands):

Consolidated Balance Sheets:

	As of
	October 31, 2018		October 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Assets
Unbilled receivables	$8,561	$(680)	$7,881
Prepaid expenses and other current assets (1)	$5,113	$366	$5,479

Liabilities
Deferred revenues	$13,418	$6,344	$7,074

Equity
Accumulated loss	$170,709	$6,030	$(164,679)

(1)	Contract assets, short-term, are included in prepaid expenses and other current assets in our consolidated balance sheet.

Consolidated Statements of Operations and Comprehensive Loss:

	For the Three Months Ended October 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Revenues	$18,352	$260	$18,611
Cost of revenues	7,163	160	7,323
Operating expenses	13,695	110	13,803
Loss from operations	(2,506)	(10)	(2,516)
Loss before income taxes	(4,535)	(10)	(4,545)
Income tax (benefit) provision	(775)	—	(775)
Net loss	(3,818)	(9)	(3,827)
Net loss per share:
Basic	$(0.11)	$—	$(0.11)
Diluted	$(0.11)	$—	$(0.11)

	For the Nine Months Ended October 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Revenues	$41,216	$4,231	$45,447
Cost of revenues	18,509	458	18,967
Operating expenses	42,381	—	42,381
Loss from operations	(19,675)	3,774	(15,901)
Loss before income taxes	(24,515)	3,774	(20,741)
Income tax (benefit) provision	(2,421)	—	(2,421)
Net loss	(22,152)	3,774	(18,378)
Net loss per share:
Basic	$(0.63)	$0.11	$(0.52)
Diluted	$(0.63)	$0.11	$(0.52)

Consolidated Statement of Cash Flows:

	For the Nine Months Ended October 31, 2018
	Under ASC 605	Adjustment	Under ASC 606
Cash used in operating activities:
Net loss	$(22,089)	$3,711	$(18,378)
Unbilled receivables	(5,638)	680	(4,957)
Prepaid expenses and other current assets	(1,740)	366	(2,107)
Deferred revenues	(716)	(6,344)	(7,060)
Other operating activities	169	2,319	2,488
Total cash used in operating activities	$(23,626)	$—	$(23,626)

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

Revenues

The following table summarizes information about our revenues for the three and nine months ended October 31, 2018 and 2017:

	Three Months Ended		Increase/	Increase/	Nine Months Ended		Increase/	Increase/
	October 31,		(Decrease)	(Decrease)	October 31,		(Decrease)	(Decrease)
	2018	2017	$ Amount	% Change	2018	2017	$ Amount	% Change
	(Amounts in thousands, except for percentage data)
Revenues:
Product	$8,268	$11,119	$(2,851)	(25.6%)	$12,821	$18,907	$(6,086)	(32.2%)
Service	10,343	12,311	(1,968)	(16.0%)	32,626	38,415	(5,789)	(15.1%)

Total revenues	18,611	23,430	(4,819)	(20.6%)	45,447	57,322	(11,875)	(20.7%)

Cost of product revenues	1,894	1,453	441	30.4%	3,052	3,852	(800)	(20.8%)
Cost of service revenues	5,429	5,613	(184)	(3.3%)	15,915	15,813	102	0.6%

Total cost of revenues	7,323	7,066	257	3.6%	18,967	19,665	(698)	(3.5%)

Gross profit	$11,288	$16,364	$(5,076)	(31.0%)	$26,480	$37,657	$(11,177)	(29.7%)

Gross product profit margin	77.1%	86.9%		(9.8%)	76.2%	79.6%		(3.4%)
Gross service profit margin	47.5%	54.4%		(6.9%)	51.2%	58.8%		(7.6%)
Gross profit margin	60.7%	69.8%		(9.2%)	58.3%	65.7%		(7.4%)

Product Revenue. The decrease in product revenue for the three and nine months ended October 31, 2018 of $2.9 million and $6.1 million, respectively, included a $5.4 million and a $8.2 million decrease in our video platform, user experience, and third-party product revenues, as compared to the same periods of fiscal 2018. This is primarily a result of a one-time purchase of a significant number of licenses by one of our major customers in the third quarter of the prior fiscal year. The decrease was partially offset by a $1.6 million and $2.2 million increase in advertising revenues in the three and nine months ended October 31, 2018, respectively, as compared to the same periods of fiscal 2018 and a $1.0 million increase in hardware sales in the three months ended October 31, 2018 as compared to the same periods of fiscal 2018.

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

Selling and marketing expenses consist primarily of payroll costs, which include salaries and related payroll taxes, benefits and commissions, travel expenses and certain promotional expenses. Selling and marketing expenses decreased $0.2 million for the three months ended October 31, 2018 and increased by $1.5 million for the nine months ended October 31, 2018, as compared to the same periods of the prior fiscal year. The decrease of $0.2 million is primarily due to lower commission expenses of $0.6 million and partially offset by increased contract labor charges of $0.3 million recorded during the three months ended October 31, 2018. The increase of $1.5 million is due primarily to a $1.1 million increase in contract labor and professional fees and $0.8 million increase in salary and related costs, partially offset by $0.8 million decrease in commission expense for the nine-month period ended October 31, 2018.

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

The following table includes the reconciliations of our U.S. GAAP (loss) income from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations for the three and nine months ended October 31, 2018 and 2017 (amounts in thousands, except per share and percentage data):

	Three Months Ended			Three Months Ended
	October 31, 2018			October 31, 2017
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$8,268	$—	$8,268	$11,119	$—	$11,119
Services	10,343	—	10,343	12,311	—	12,311

Total revenues	18,611	—	18,611	23,430	—	23,430

Cost of revenues:
Products	1,716	—	1,716	1,198	—	1,198
Services	5,428	—	5,428	5,612	—	5,612
Amortization of intangible assets	178	(178)	—	255	(255)	—
Stock-based compensation	1	(1)	—	1	(1)	—

Total cost of revenues	7,323	(179)	7,144	7,066	(256)	6,810

Gross profit	11,288	179	11,467	16,364	256	16,620

Gross profit percentage	60.7%	1.0%	61.6%	69.8%	1.1%	71.0%
Operating expenses:
Research and development	4,836	—	4,836	5,634	—	5,634
Selling and marketing	3,705	—	3,705	3,916	—	3,916
General and administrative	3,209	—	3,209	3,868	—	3,868
Amortization of intangible assets	205	(205)	—	370	(370)	—
Stock-based compensation expense	768	(768)	—	696	(696)	—
Professional fees - other	50	(50)	—	—	—	—
Severance and other restructuring costs	1,030	(1,030)	—	960	(960)	—

Total operating expenses	13,803	(2,053)	11,750	15,444	(2,026)	13,418

(Loss) income from operations	$(2,515)	$2,232	$(283)	$920	$2,282	$3,202

(Loss) income from operations percentage	(13.5)%	12.0%	(1.5)%	3.9%	9.8%	13.7%
Weighted average common shares outstanding:
Basic	35,747	35,747	35,747	35,479	35,479	35,479

Diluted	35,747	35,747	35,747	35,479	35,671	35,671

Non-GAAP operating (loss) income per share:
Basic	$(0.07)	$0.06	$(0.01)	$0.03	$0.07	$0.10

Diluted	$(0.07)	$0.06	$(0.01)	$0.03	$0.06	$0.09

	Nine Months Ended			Nine Months Ended
	October 31, 2018			October 31, 2017
	GAAP			GAAP
	As Reported	Adjustments	Non-GAAP	As Reported	Adjustments	Non-GAAP
Revenues:
Products	$12,821	$—	$12,821	$18,907	$—	$18,907
Services	32,626	—	32,626	38,415	—	38,415

Total revenues	45,447	—	45,447	57,322	—	57,322

Cost of revenues:
Products	2,518	—	2,518	3,088	—	3,088
Services	15,914	—	15,914	15,810	593	16,403
Amortization of intangible assets	534	(534)	—	764	(764)	—
Stock-based compensation	1	(1)	—	3	(3)	—

Total cost of revenues	18,967	(535)	18,432	19,665	(174)	19,491

Gross profit	26,480	535	27,015	37,657	174	37,831

Gross profit percentage	58.3%	1.2%	59.4%	65.7%	0.3%	66.0%
Operating expenses:
Research and development	15,477	—	15,477	17,411	—	17,411
Selling and marketing	10,776	—	10,776	9,292	—	9,292
General and administrative	11,224	—	11,224	10,595	—	10,595
Amortization of intangible assets	664	(664)	—	1,075	(1,075)	—
Stock-based compensation expense	2,570	(2,570)	—	2,224	(2,224)	—
Professional fees: other	50	(50)	—	21	(21)	—
Severance and other restructuring costs	1,620	(1,620)	—	3,670	(3,670)	—

Total operating expenses	42,381	(4,904)	37,477	44,288	(6,990)	37,298

(Loss) income from operations	$(15,901)	$5,439	$(10,462)	$(6,631)	$7,164	$533

(Loss) income from operations percentage	(35.0%)	12.0%	(23.0%)	(11.6%)	12.5%	0.9%
Weighted average common shares outstanding:
Basic	35,668	35,668	35,668	35,381	35,381	35,381

Diluted	35,668	35,668	35,668	35,381	35,549	35,549

Non-GAAP operating (loss) income per share:
Basic	$(0.45)	$0.15	$(0.29)	$(0.19)	$0.21	$0.02

Diluted	$(0.45)	$0.15	$(0.29)	$(0.19)	$0.20	$0.01

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

Dated: December 17, 2018

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER R. FAUBERT
Peter R. Faubert
Chief Financial Officer, Senior Vice President, and Treasurer