Form 10-Q
period 2019-07-31
SEACHANGE INTERNATIONAL INC
filed 2019-08-30
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

The number of shares outstanding of the registrant’s Common Stock on August 23, 2019 was 36,683,245.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	July 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$9,202	$20,317
Marketable securities	2,746	4,020
Accounts receivable, net of allowance for doubtful accounts of $575 and $577 at July 31, 2019 and January 31, 2019, respectively	11,019	19,267
Unbilled receivables	9,002	5,448
Inventory	198	924
Prepaid expenses and other current assets	6,087	6,033
Total current assets	38,254	56,009
Property and equipment, net	6,888	7,192
Operating lease right-of-use assets	1,745	—
Marketable securities, long-term	6,843	6,339
Intangible assets, net	2,977	—
Goodwill	9,783	8,753
Unbilled receivables, long-term	3,066	—
Other assets	636	450
Total assets	$70,192	$78,743
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,564	$4,503
Accrued expenses	6,417	7,762
Deferred revenue	7,142	8,104
Total current liabilities	20,123	20,369
Deferred revenue, long-term	2,014	2,642
Operating lease liabilities, long-term	1,222	—
Taxes payable, long-term	418	429
Deferred tax liabilities, long-term	—	203
Total liabilities	23,777	23,643
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized at July 31, 2019 and January 31, 2019; 36,811,061 shares issued and 36,670,571 shares outstanding at July 31, 2019, 35,946,100 shares issued and 35,905,610 outstanding at January 31, 2019	367	359
Additional paid-in capital	243,514	242,442
Treasury stock, at cost; 140,490 shares at July 31, 2019 and 40,490 shares at January 31, 2019	(147)	(5)
Accumulated other comprehensive loss	(1,993)	(3,393)
Accumulated deficit	(195,326)	(184,303)
Total stockholders' equity	46,415	55,100
Total liabilities and stockholders' equity	$70,192	$78,743

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
Revenue:
Product	$11,968	$1,462	$13,147	$4,553
Service	6,844	10,439	14,150	22,283
Total revenue	18,812	11,901	27,297	26,836
Cost of revenue:
Product	3,039	490	3,948	816
Service	4,885	5,125	9,553	10,828
Total cost of revenue	7,924	5,615	13,501	11,644
Gross profit	10,888	6,286	13,796	15,192
Operating expenses:
Research and development	3,775	5,185	8,027	10,914
Selling and marketing	2,963	3,932	5,815	7,599
General and administrative	4,150	4,903	8,399	9,475
Severance and restructuring costs	659	536	870	590
Total operating expenses	11,547	14,556	23,111	28,578
Loss from operations	(659)	(8,270)	(9,315)	(13,386)
Other expense, net	(78)	(1,962)	(1,869)	(2,811)
Loss before income taxes	(737)	(10,232)	(11,184)	(16,197)
Income tax benefit	(563)	(1,152)	(161)	(1,646)
Net loss	$(174)	$(9,080)	$(11,023)	$(14,551)
Net loss per share, basic and diluted	$-	$(0.26)	$(0.30)	$(0.41)
Weighted average common shares outstanding, basic and diluted	36,602	35,649	36,532	35,628

Comprehensive loss:
Net loss	$(174)	$(9,080)	$(11,023)	$(14,551)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	133	856	1,340	1,431
Unrealized gains (losses) on marketable securities	25	11	60	(18)
Total other comprehensive income	158	867	1,400	1,413
Comprehensive loss	$(16)	$(8,213)	$(9,623)	$(13,138)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except share data)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2019	35,946,100	$359	$242,442	$(5)	$(3,393)	$(184,303)	$55,100
Issuance of common stock pursuant to acquisition of Xstream	541,738	5	869	—	—	—	874
Issuance of common stock pursuant to vesting of restricted stock units	57,368	1	(1)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	7,819	—	9	—	—	—	9
Stock-based compensation expense	—	—	(434)	—	—	—	(434)
Unrealized gains on marketable securities	—	—	—	—	35	—	35
Foreign currency translation adjustment	—	—	—	—	1,207	—	1,207
Net loss	—	—	—	—	—	(10,849)	(10,849)
Balances at April 30, 2019	36,553,025	365	242,885	(5)	(2,151)	(195,152)	45,942
Issuance of common stock pursuant to vesting of restricted stock units	258,036	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	631	—	—	—	631
Repurchases of common stock	—	—	—	(142)	—	—	(142)
Unrealized gains on marketable securities	—	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	—	133	—	133
Net loss	—	—	—	—	—	(174)	(174)
Balances at July 31, 2019	36,811,061	$367	$243,514	$(147)	$(1,993)	$(195,326)	$46,415

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2018	35,634,984	$356	$239,423	$(5)	$(5,434)	$(148,620)	$85,720
Adjustment resulting from the adoption of ASC 606	—	—	—	—	—	2,319	2,319
Issuance of common stock pursuant to exercise of stock options	5,875	—	17	—	—	—	17
Issuance of common stock pursuant to vesting of restricted stock units	8,356	—	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	9,421	1	21	—	—	—	22
Stock-based compensation expense	—	—	879	—	—	—	879
Unrealized losses on marketable securities	—	—	—	—	(29)	—	(29)
Foreign currency translation adjustment	—	—	—	—	575	—	575
Net loss	—	—	—	—	—	(5,471)	(5,471)
Balances at April 30, 2018	35,658,636	357	240,340	(5)	(4,888)	(151,772)	84,032
Issuance of common stock pursuant to exercise of stock options	15,062	—	39	—	—	—	39
Issuance of common stock pursuant to vesting of restricted stock units	97,353	1	(1)	—	—	—	—
Adjustment to common stock pursuant to ESPP purchases	(1,604)	—	(4)	—	—	—	(4)
Stock-based compensation expense	—	—	923	—	—	—	923
Unrealized losses on marketable securities	—	—	—	—	11	—	11
Foreign currency translation adjustment	—	—	—	—	856	—	856
Net loss	—	—	—	—	—	(9,080)	(9,080)
Balances at July 31, 2018	35,769,447	$358	$241,297	$(5)	$(4,021)	$(160,852)	$76,777

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Six Months Ended July 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,023)	$(14,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,093	1,552
Provision for bad debts	388	—
Stock-based compensation expense	197	1,802
Deferred income taxes	(203)	(758)
Unrealized foreign currency transaction gain	1,340	1,431
Other	67	76
Changes in operating assets and liabilities, including impact of acquisitions:
Accounts receivable	8,482	10,115
Unbilled receivables	(6,598)	(2,335)
Inventory	726	(165)
Prepaid expenses and other current assets and other assets	196	(1,584)
Accounts payable	1,350	371
Accrued expenses and other liabilities	(2,463)	(10,640)
Deferred revenue	(1,590)	(5,729)
Other operating activities	—	2,430
Net cash used in operating activities	(8,038)	(17,985)
Cash flows from investing activities:
Purchases of property and equipment	(153)	(284)
Cash paid for acquisitions, net	(3,838)	—
Purchases of marketable securities	(823)	(4,354)
Proceeds from sales and maturities of marketable securities	1,593	2,761
Other investing activities	—	(60)
Net cash used in investing activities	(3,221)	(1,937)
Cash flows from financing activities:
Proceeds from issuance of common stock	9	74
Repurchases of common stock	(142)	—
Other financing activities	—	(35)
Net cash (used in) provided by financing activities	(133)	39
Effect of exchange rate on cash and cash equivalents	277	1,162
Net decrease in cash, cash equivalents and restricted cash	(11,115)	(18,721)
Cash, cash equivalents and restricted cash at beginning of period	20,317	43,661
Cash, cash equivalents and restricted cash at end of period	$9,202	$24,940
Supplemental disclosure of cash flow information
Income taxes paid	$76	$2,735
Non-cash activities:
Purchases of property and equipment included in accounts payable	$58	$—
Fair value of common stock issued in acquisition	$874	$—

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

Liquidity

We continue to realize the savings related to our restructuring activities. During fiscal 2019, we made significant reductions to our headcount as part of our ongoing restructuring effort from which we expect to generate annualized savings of approximately $6 million. These measures are important steps in restoring us to profitability and positive cash flow. We believe that existing cash and investments and cash expected to be provided by future operating results, augmented by the plans highlighted below (see Note 9), are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows for the six months ended July 31, 2019 and 2018:

	For the Six Months Ended July 31,
	2019	2018
	(Amounts in thousands)
Cash and cash equivalents	$9,202	$24,393
Restricted cash	-	547
Total cash, cash equivalents and restricted cash	$9,202	$24,940

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

We sell our software products and services worldwide primarily to service providers, consisting of operators, telecommunications companies, satellite operators and broadcasters. Two customers accounted for 20% and 10%, respectively, of total revenue in the second quarter of fiscal 2020, and one customer accounted for 19% of total revenue in the second quarter of fiscal 2019. One customer accounted for 14% of total revenue in the first six months of fiscal 2020, and one customer accounted for 19% of total revenue in the first six months of fiscal 2019. Three customers accounted for 17%, 15% and 10%, respectively, of the accounts receivable balance as of July 31, 2019. Two customers accounted for 44% and 15%, respectively, of the accounts receivable balance as of January 31, 2019.

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

Our cash equivalents and marketable securities are carried at fair value determined according to the fair value hierarchy described above. The carrying values of our accounts and other receivables, unbilled receivables, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Goodwill and Acquired Intangible Assets

We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.  Goodwill is not amortized, but rather is tested for impairment annually in our third quarter beginning August 1st of each year, or more frequently if facts and circumstances warrant a review, such as the ones mentioned in impairments of long-lived assets below. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. We assess both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill.  Through July 31, 2019, we have recorded accumulated goodwill impairment charges of $54.8 million (see Note 6).

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

These performance obligations are distinct within the contract and, although they are not sold separately, the components are not essential to the functionality of the other components. Each of the performance obligations included in maintenance revenue is a stand ready obligation that is recognized ratably over the passage of the contractual term for products sold on a standalone basis.  For framework deals we have identified a single support service obligation which includes software upgrades and updates, installation services, and technical support.

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

For framework deals we have identified a single support service obligation which includes software upgrades and updates, installations services, and technical support.

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

Contract Balances

Contract assets consist of unbilled revenue, which is recognized as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones.  Unbilled receivables expected to be billed and collected within one year are classified as current assets or long-term assets if expected to be billed and collected after one year. Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition.

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time, as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the customer, which is estimated to be five years. These costs are periodically reviewed for impairment. We determined that no impairment existed as of July 31, 2019 or 2018. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

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

Leases

We account for our leases in accordance with ASC 842, Leases. A contract is accounted for as a lease when we have the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, we determine the initial classification and measurement of our right-of-use operating lease asset and corresponding liability at the lease commencement date. We determine the classification and measurement of a modified lease at the date it is modified. The lease term includes only renewal options that it is reasonably assured to exercise. The present value of lease payments is typically determined by using its estimated secured incremental borrowing rate for the associated lease term as interest rates implicit in the leases are not normally readily determinable. Management’s policy is to utilize the practical expedient to not record leases with an original term of twelve months or less on our consolidated balance sheets, and lease payments are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

The number of common shares used in the computation of diluted net income (loss) per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
	(Amounts in thousands)
Stock options	2,596	2,923	2,764	3,014
Restricted stock units	128	193	219	192
Deferred stock units	254	173	229	189
Performance stock units	120	352	111	291
	3,098	3,641	3,323	3,686

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

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 3 inputs for the periods presented:

		Fair Value at July 31, 2019 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$333	$-	$333
Marketable securities:
U.S. Treasury Notes and bonds	6,585	6,585	—
U.S. Agency bonds	998	—	998
Corporate bonds	2,006	—	2,006
Total	$9,922	$6,585	$3,337

		Fair Value at January 31, 2019 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$2,887	$2,724	$163
Marketable securities:
U.S. Treasury Notes and bonds	7,072	7,072	—
U.S. Agency bonds	992	—	992
Corporate bonds	2,295	—	2,295
Total	$13,246	$9,796	$3,450

Cash equivalents include money market funds and U.S. treasury bills.

Marketable securities by security type consisted of the following:

	As of July 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$6,513	$72	$—	$6,585
U.S. Agency bonds	1,000	—	(2)	998
Corporate bonds	2,007	—	(1)	2,006
	$9,520	$72	$(3)	$9,589

	As of January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$7,055	$17	$—	$7,072
U.S. Agency bonds	1,001	—	(9)	992
Corporate Bonds	2,308	—	(13)	2,295
	$10,364	$17	$(22)	$10,359

As of July 31, 2019, marketable securities consisted of investments that mature within one year, with the exception of investments with a fair value of $3.8 million that mature between one and three years.

4.	Consolidated Balance Sheet Detail

Inventory

Inventory consists of the following:

	As of
	July 31, 2019	January 31, 2019
	(Amounts in thousands)
Components and assemblies	$156	$763
Finished products	42	161
Total inventory	$198	$924

Property and equipment, net

Property and equipment, net consists of the following:

	As of
	July 31, 2019	January 31, 2019
	(Amounts in thousands)
Buildings	$3,467	$3,467
Land	2,780	2,780
Computer equipment, software and demonstration equipment	11,868	12,316
Service and spare components	1,158	1,158
Office furniture and equipment	738	738
Leasehold improvements	524	531
	20,535	20,990
Less: Accumulated depreciation and amortization	(13,647)	(13,798)
Total property and equipment, net	$6,888	$7,192

Accrued expenses

Accrued expenses consist of the following:

	As of
	July 31, 2019	January 31, 2019
	(Amounts in thousands)
Accrued employee compensation and benefits	$1,666	$1,866
Accrued professional fees	1,002	1,521
Sales tax and VAT payable	274	1,502
Current obligation - right of use operating leases	667	—
Accrued payroll taxes and withholdings	425	295
Accrued restructuring (Note 9)	403	653
Customer deposits	1,066	-
Accrued other	914	1,925
Total accrued expenses	$6,417	$7,762

5.	Acquisition

On February 6, 2019, we acquired all of the outstanding stock of Xstream A/S (“Xstream”) for $4.6 million in cash and 541,738 shares of common stock for a total transaction value of $5.4 million. Xstream provides a managed service, OTT video solution that serves more than five million active subscribers globally.

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

The significant intangible assets identified in the preliminary purchase price allocation discussed above include developed technology and customer relationships, which are amortized over their respective useful lives on a straight-line basis. Amortization of existing technology is included within research and development and amortization of customer relationships and tradenames is included within sales and marketing expense. To value the developed technology asset, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distribution method, a subset of the excess-earnings method to value the customer relationships.

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

The revenues and loss before income taxes from Xstream included in our consolidated results for the six months ended July 31, 2019 were $1.9 million and $1.2 million, respectively. The Xstream results include expenses resulting from purchase accounting that include amortization of intangibles. We have not presented pro forma results of operations for the Xstream acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.

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

Goodwill
(Amounts in thousands)
Balance as of January 31, 2019	$8,753
Goodwill arising from the Xstream acquisition	1,221
Cumulative translation adjustment	(191)
Balance as of July 31, 2019	$9,783

Intangible assets, net, consisted of the following at July 31, 2019:

	As of July 31, 2019
	Gross	Accumulated Amortization	Cumulative translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,233	$370	$(8)	$1,855
Acquired existing technology	1,352	228	(2)	1,122
Total finite-lived intangible assets	$3,585	$598	$(10)	$2,977

As a result of our impairment analysis in the fourth quarter of fiscal 2019, the carrying value of our intangible assets was zero as of January 31, 2019.

We recognized amortization expense of intangible assets in cost of revenue and operating expense categories as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$—	$178	$—	$356
Selling and marketing	185	149	370	294
Research and development	115	84	228	165
	$300	$411	$598	$815

Future estimated amortization expense of acquired intangibles as of July 31, 2019 is as follows:

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
(Amounts in thousands)
2020	$595
2021	1,191
2022	1,191
2023 and thereafter	—
Total	$2,977

7.	Commitments and Contingencies

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

We enter agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of our historical agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. From time to time, we have received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us. There are no current pending legal proceedings, in the opinion of management that would have a material adverse effect on our financial position, results from operations and cash flows. There is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will not have a material adverse effect on our financial position, results from operations or cash flows.

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

The components of lease expense for the three and six months ended July 31, 2019 are as follows:

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
	(Amounts in thousands)
Operating lease cost	$206	$412
Short term lease cost	3	14
Total lease cost	$209	$426

Supplemental cash flow information related to the Company’s operating leases was as follows:

Six Months Ended July 31, 2019
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$406

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$348

Supplemental balance sheet information related to the Company's operating leases was as follows:

July 31, 2019
(Amounts in thousands)
Operating lease right-of-use assets	$1,745

Current portion, operating lease liabilities	667
Operating lease liabilities, long term	1,222
Total operating lease liabilities	$1,889

Weighted average remaining lease term	2.8 years
Weighted average incremental borrowing rate	7.0%

The current portion, operating lease liabilities is included in the balance of accrued expenses at July 31, 2019. Rent payments for continuing operations were approximately $0.2 million and $0.4 million for the three and six months ended July 31, 2019. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at July 31, 2019, are as follows:

Payments for Operating Leases
For the fiscal years ended January 31,	(Amounts in thousands)
2020	$392
2021	688
2022	660
2023	249
2024	19
Thereafter	—
Total lease payments	2,008
Less interest	119
Total operating lease liabilities	$1,889

9.	Severance and Restructuring Costs

During the three and six months ended July 31, 2019, we incurred severance and restructuring costs of $0.7 million and $0.9 million, respectively, primarily for employee-related benefits for terminated employees, partially offset by the reversal of deferred rent.  In September 2018, we announced that we implemented cost-savings actions during the third quarter of fiscal 2019 (the “2019 Restructuring Program”). The primary element of this restructuring program was staff reductions across all of our functions and geographic areas and the program was substantially completed at the end of the first six months of fiscal 2020. Costs incurred in the 2019 Restructuring Program during the three and six months ended July 31, 2019 amounted to $0.7 million and $0.8 million, respectively.

The following table shows the change in accrued balances since January 31, 2019 of our 2019 Restructuring Program, reported as a component of other accrued expenses on the consolidated balance sheets:

	Employee- Related Benefits	Closure of Leased Facilities	Other Restructuring	Total
	(Amounts in thousands)
Accrued balance as of January 31, 2019	$653	$—	$—	$653
Restructuring charges incurred	834	(125)	90	799
Cash payments	(1,077)	—	(90)	(1,167)
Other charges	(7)	125	—	118
Accrued balance as of July 31, 2019	$403	$—	$—	$403

10.	Stock Repurchase Program

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

The following table provides a summary of the Company’s stock repurchase activities during the three months ended July 31, 2019 (in thousands, except per share amounts):

For the Three Months Ended
July 31, 2019
Shares repurchased	100
Average cost per share	$1.42
Value of shares repurchased	$142

11.	Stock-based Compensation Expense

Equity Plans

2011 Compensation and Incentive Plan.

Our 2011 Compensation and Incentive Plan (the “2011 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants and directors. We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. The number of shares authorized for issuance under the 2011 Plan is 9,300,000. Additionally, outstanding awards under the 2005 Equity Compensation and Incentive Plan that, since adoption of the 2011 Plan, expire, terminate, or are surrendered or canceled without having been fully exercised are available for issuance under the 2011 Plan. As of July 31, 2019, there were 2,523,690 shares available for future grant.

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

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,086,964 remain available under the ESPP as of July 31, 2019. Under the ESPP, 7,819 and 9,421 shares were purchased during the first six months of fiscal 2020 and fiscal 2019, respectively.

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

In the second quarter of fiscal 2020, we granted 995,000 option awards and 236,688 DSU awards with a combined fair value totaling $1.1 million.

Stock-based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$22	$(1)	$19	$-
Research and development	82	55	150	108
Sales and marketing	77	120	(9)	234
General and administrative	450	749	37	1,460
	$631	$923	$197	$1,802

A credit to stock-based compensation expense in the amount of $0.2 million for modifications to awards was recorded in the three and six months ended July 31, 2019. As of July 31, 2019, unrecognized stock-based compensation expense related to unvested stock options was approximately $1.6 million, which is expected to be recognized over a weighted average period of 2.4 years.  As of July 31, 2019, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $1.2 million, which is expected to be recognized over a weighted average amortization period of 1.7 years. As of July 31, 2019, unrecognized stock-based compensation expense related to unvested PSUs was $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.1 years.

12.	Revenues from Contracts with Customers

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

The revenue for perpetual licenses to software applications and hardware is recognized upon delivery or acceptance by the customer. Product maintenance and support services is recognized ratably over the stated or implied maintenance periods.

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

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream for the three and six months ended July 31, 2019 and 2018:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Product	$11,968	$1,462	$13,147	$4,553
Professional services	1,845	3,426	3,926	8,063
Maintenance - first year	704	460	1,279	1,118
Maintenance - renewal	4,295	6,553	8,945	13,102
Total revenue	$18,812	$11,901	$27,297	$26,836

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of July 31, 2019 is $24.1 million. This amount includes amounts billed for undelivered services that are included in deferred revenue.

13.	Segment Information, Significant Customers and Geographic Information

We have determined that we operate in one segment.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended July 31,				For the Six Months Ended July 31,
	2019	%	2018	%	2019	%	2018	%
	(Amounts in thousands, except percentages)				(Amounts in thousands, except percentages)
Revenue by customer's geographic locations:
North America (1)	$11,567	62%	$5,932	50%	$15,656	57%	$13,046	49%
Europe and Middle East	2,724	14%	3,858	32%	5,694	21%	9,881	37%
Latin America	4,132	22%	1,575	13%	5,179	19%	3,071	11%
Asia Pacific	389	2%	536	5%	768	3%	838	3%
Total revenue	$18,812		$11,901		$27,297		$26,836

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
	(Amounts in thousands, except percentages)		(Amounts in thousands, except percentages)
US Revenue	$9,666	$5,102	$13,064	$10,889
% of total revenue	51%	43%	48%	41%

The following summarizes long-lived assets by geographic locations:

	As of July 31, 2019%		As of January 31, 2019%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations (1):
North America	$8,620	71%	$7,148	93%
Europe and Middle East	3,580	29%	446	6%
Asia Pacific	46	0%	48	1%
Total long-lived assets by geographic location	$12,246		$7,642

_____________________

(1)	Excludes long-term marketable securities and goodwill.
14.	Income Taxes

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

We recorded an income tax benefit of $0.6 million and $0.2 million in the for the three and six months ended July 31, 2019, respectively, and we recorded income tax benefits of $1.2 million and $1.6 million for the three and six months ended July 31, 2018, respectively. Our effective tax rate in fiscal 2020 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2019, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

On March 4, 2019, our Board approved and adopted a Tax Benefits Preservation Plan to potentially limit our ability to use net operating loss carryforwards and certain other tax attributes (“NOLs”) to reduce our potential future federal income tax obligations.  In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date.  The Tax Benefits Preservation Plan expires no later than March 4, 2022, and was approved by our stockholders at our 2019 annual meeting of stockholders on July 11, 2019.

15.	Subsequent Event

Effective August 29, 2019, Yossi Aloni was appointed as our Chief Executive Officer. Mr. Bonney remains Executive Chair, though no longer functions as our principal executive officer.  Concurrent with the appointment of Mr. Aloni as our Chief Executive Officer, Chad Hassler was appointed our Chief Commercial Officer and Senior Vice President.  Mr. Hassler previously served as our head of North America Sales.

On August 8, 2019, we amended our Tax Benefits Preservation Plan, dated as of March 4, 2019, and the Cooperation Agreement, dated as of March 4, 2019, with Karen Singer and TAR Holdings LLC (collectively “TAR Holdings”) to permit TAR Holdings and its affiliates and associates, including for this purpose CCUR Holdings Inc. and its affiliates and associates, to own up to 25.0% of our securities.

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

We have historically sold and licensed our products and services on a standalone basis. Commencing February 2019, we adopted a value-based selling approach as part of which we offer our customers the ability to license all of our product and services, including specified upgrades, for a fixed period of time for a fixed price which we refer to as framework deals.

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

We have initiated restructuring programs in the past three years, to help us improve operations and optimize our cost structure. Our restructuring programs in 2017 included the wind down of the Timeline Labs operations, inclusive of an impairment charge of long-lived assets related to the Timeline Labs operations, the reorganization of our engineering teams and other company-wide-cost savings initiatives resulting in annualized cost savings of $38 million and aggregate charges of $9 million. In fiscal 2019, we took steps to reduce our costs further, for which to date we have incurred restructuring charges of more than $2 million and for which we expect annualized cost savings of approximately $6 million.

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

In January 2019, we announced the appointment of Yossi Aloni as Senior Vice President and Chief Commercial Officer. In February 2019, Edward Terino resigned as our Chief Executive Officer and as a Director, effective February 24, 2019, and we created an interim Office of the CEO, to provide ongoing leadership and oversight of the day-to-day operations of the Company. The Office of the CEO included Yossi Aloni, Chief Commercial Officer; Peter Faubert, Chief Financial Officer; Marek Kielczewski, Chief Technology Officer; and David McEvoy, General Counsel. On April 4, 2019, we appointed our existing Director, Mark Bonney, to serve as Executive Chair.  The Executive Chair serves as Chairman of the Board and principal executive officer.  In connection with that appointment, the Office of the CEO was eliminated, and Mr. Markey resigned as Chairman of the Board though continues as a member of the Board of Directors. Effective August 29, 2019, Yossi Aloni was appointed as our Chief Executive Officer.  Mr. Bonney remains Executive Chair, though no longer functions as our principal executive officer.  Concurrent with the appointment of Mr. Aloni as our Chief Executive Officer, Chad Hassler was appointed our Chief Commercial Officer and Senior Vice President.  Mr. Hassler previously served as our head of North America Sales.

On February 28, 2019, we entered into a Cooperation Agreement with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”).  Pursuant to the Cooperation Agreement, TAR Holdings was limited to not owning more than 20.7% of our outstanding common stock.  Pursuant to the Cooperation Agreement, we agreed to set the size of the Board at eight members, appoint Robert Pons to the Board as a Class II Director with a term to expire at the 2019 annual meeting of stockholders, and appoint Jeffrey Tuder to the Board as a Class III Director with a term to expire at the 2020 annual meeting of stockholders.  Mr. Pons and Mr. Tuder were accordingly appointed to our Board upon execution of the Cooperation Agreement on February 28, 2019. On August 8, 2019, we amended the Cooperation Agreement to permit TAR Holdings, together with its affiliates, to own up to 25.0% of our securities.

On March 4, 2019, our Board approved and adopted a Tax Benefits Preservation Plan to potentially limit our ability to use net operating loss carryforwards and certain other tax attributes (“NOLs”) to reduce our potential future federal income tax obligations.  In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date.  The Tax Benefits Preservation Plan expires no later than March 4, 2022. On August 8, 2019, we amended the Tax Benefits Preservation Plan to permit TAR Holdings, together with its affiliates, to own up to 25.0% of our securities.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Revenue:
Product	$11,968	$1,462	$10,506	718.6%	$13,147	$4,553	$8,594	188.8%
Service	6,844	10,439	(3,595)	(34.4%)	14,150	22,283	(8,133)	(36.5%)
Total revenue	18,812	11,901	6,911	58.1%	27,297	26,836	461	1.7%
Cost of product revenue	3,039	490	2,549	520.2%	3,948	816	3,132	383.8%
Cost of service revenue	4,885	5,125	(240)	(4.7%)	9,553	10,828	(1,275)	(11.8%)
Total cost of revenue	7,924	5,615	2,309	41.1%	13,501	11,644	1,857	15.9%
Gross profit	$10,888	$6,286	$4,602	73.2%	$13,796	$15,192	$(1,396)	(9.2%)
Gross product profit margin	74.6%	66.5%		8.1%	70.0%	82.1%		(12.1%)
Gross service profit margin	28.6%	50.9%		(22.3%)	32.5%	51.4%		(18.9%)
Gross profit margin	57.9%	52.8%		5.1%	50.5%	56.6%		(6.1%)

Fiscal Three and Six Months ended July 31, 2019 as Compared to Fiscal Three and Six Months ended July 31, 2018

Product Revenue.  Product revenue increased by $10.5 million and $8.6 million for the three and six months ended July 31, 2019, respectively, as compared to the three and six months ended July 31, 2018. The increase for the three and six months ended July 31, 2019 was primarily due to revenue generated from our new framework offering partially offset by lower individual product sales and upgrades as a result of shift in our go-to-market sales to our end-end framework solution.

Service Revenue.  Service revenue decreased by $3.6 million and $8.1 million for the three and six months ended July 31, 2019, respectively, as compared to the three and six months ended July 31, 2019. The decrease for the three and six months ended July 31, 2019 primarily due to a decrease in our legacy professional service revenue related to our individual product sales and upgrades and also a reduction to maintenance and support revenue provided on post warranty contracts as customers continue to provide their own solutions and legacy products are decommissioned.

Two customers accounted for 20% and 10%, respectively, of total revenue in the second quarter of fiscal 2020, and one customer accounted for 19% of total revenue in the second quarter of fiscal 2019. One customer accounted for 14% of total revenue in the first six months of fiscal 2020, and one customer accounted for 19% of total revenue in the first six months of fiscal 2019. See Part I Item I, Note 2, “Summary of Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 49% and 57% of total revenue in the three months ended July 31, 2019 and 2018, respectively. For the six months ended July 31, 2019 and 2018, international revenues accounted for 52% and 59% of total revenues, respectively. The decrease in international sales as a percentage of total revenue in the three and six months ended July 31, 2019 as compared to the same period in fiscal 2018, is primarily due to a decrease in revenue generated from one major customer in EMEA during fiscal 2019 compared to fiscal 2018.

Gross Profit and Margin. Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly, testing and implementation and ongoing maintenance of complete systems.

Our gross profit margin increased by 5% for the three months ended July 31, 2019 compared to the three months ended July 31, 2018 primarily due to a change in the sales mix during the period. Product profit margin increased by 8% for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily due higher margin software revenue sales related to our end-end framework solution, partially offset by an increase in lower-margin hardware sales and online video platform (OVP) revenue from our Xstream acquisition in the first second quarter of 2019. Service profit margins decreased by 22% for the three months ended July 31, 2019 compared to the three months ended July 31, 2018, primarily due to lower service revenue to absorb our fixed costs from professional services and maintenance and support revenue during the three months ended July 31, 2019 as customers continue to provide their own solutions and legacy products are decommissioned.

Our gross profit margin decreased by 6% for the six months ended July 31, 2019 compared to the six months ended July 31, 2018 primarily due to a change in the sales mix during the period. Product profit margin decreased by 12% for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily due to an increase in lower-margin hardware sales and OVP platform revenue from our Xstream acquisition in the first quarter of 2019 as compared to higher-margin software license revenue, partially offset by higher margin sales related to our end-end framework solution in the six months ended April 30, 2018. Service profit margins decreased by 19% for the six months ended July 31, 2019 compared to the six months ended July 31, 2018, primarily due to lower service revenue to absorb our fixed costs from professional services and maintenance and support revenue during the six months ended July 31, 2019 as customers continue to provide their own solutions and legacy products are decommissioned.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Research and development expenses	$3,775	$5,185	$(1,410)	(27.2%)	$8,027	$10,914	$(2,887)	(26.5%)
% of total revenue	20.1%	43.6%			29.4%	40.7%

Fiscal Three and Six Months ended July 31, 2019 as Compared to Fiscal Three and Six Months ended July 31, 2018

Research and development expenses decreased by $1.4 million for the three months ended July 31, 2019 as compared to the same period in fiscal 2019, primarily due to a decrease in labor costs associated with the lower headcount of $0.6 million and contract labor of $0.9 million resulting from the cost-savings efforts implemented as part of our restructuring programs in fiscal 2019.

Research and development expenses decreased by $2.9 million for the six months ended July 31, 2019 as compared to the same period in fiscal 2019, primarily due to a decrease in labor costs associated with the lower headcount of $1.4 million and contract labor of $1.5 million resulting from the cost-savings efforts implemented as part of our restructuring programs in fiscal 2019.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$2,963	$3,932	$(969)	(24.6%)	$5,815	$7,599	$(1,784)	(23.5%)
% of total revenue	15.8%	33.0%			21.3%	28.3%

Fiscal Three and Six Months ended July 31, 2019 as Compared to Fiscal Three and Six Months ended July 31, 2018

Selling and marketing expenses decreased by $1.0  million for the three months ended July 31, 2019 as compared to the same period in fiscal 2019, primarily due to a decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring programs in fiscal 2019 and $0.1 million decrease in legal and professional fees.

Selling and marketing expenses decreased by $1.8 million for the six months ended July 31, 2019 as compared to the same period in fiscal 2019, primarily due to a decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring programs in fiscal 2019.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
General and administrative expenses	$4,150	$4,903	$(753)	(15.4%)	$8,399	$9,475	$(1,076)	(11.4%)
% of total revenue	22.1%	41.2%			30.8%	35.3%

Fiscal Three Months ended July 31, 2019 as Compared to Fiscal Three Months ended July 31, 2018

General and administrative expenses decreased by $0.8 million for the three months ended July 31, 2019 as compared to July 31, 2018, primarily due to a $0.7 million decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring programs in fiscal 2019 and lower legal and professional fees of $0.3 million, partially offset by an increase in bad debt expense of $0.3 million.

Fiscal Six Months ended July 31, 2019 as Compared to Fiscal Six Months ended July 31, 2018

General and administrative expenses decreased by $1.1 million for the six months ended July 31, 2019 as compared to July 31, 2018, primarily due to a decrease in stock-based compensation of $1.4 million as a result of a reversal of expense related to terminations and $0.8 million decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring programs in fiscal 2019, partially offset by an increase in professional fees of $0.5 million related to costs associated with merger and acquisition activity, activist investors and adoption of the tax benefit preservation plan and an increase in bad debt expense of $0.5 million.

Severance and Restructuring Costs

Severance and other restructuring costs increased $0.1 million and $0.3 million for the three and six months ended July 31, 2019, respectively, as compared to the same period of fiscal 2019. Charges in the three and six months ended July 31, 2019 include cost reduction initiatives put in place during the second half of fiscal 2019.

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2019	2018	$	%	2019	2018	$
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Interest income, net	$90	$102	$(12)	(11.8%)	$173	$143	$30	21.0%
Foreign exchange losses, net	(186)	(2,035)	1,849	(90.9%)	(2,081)	(2,934)	853	(29.1%)
Miscellaneous income, net	18	(29)	47	>(100.0%)	39	(20)	59	>(100.0%)
	$(78)	$(1,962)	$1,884		$(1,869)	$(2,811)	$942

The principal component of other expense, net, are foreign exchange losses, which amounted to $0.2 million and $2.1 million for the three and six months ended July 31, 2019, respectively, and amounted to $2.0 million and $2.9 million for the three and six months ended July 31, 2018, respectively. Our foreign exchange losses, net are primarily due to the revaluation of intercompany notes receivable.

Income Tax Provision (Benefit)

We recorded income tax benefits of $0.6 million and $0.2 million for the three and six months ended July 31, 2019, respectively, and income tax benefits of $1.2 million and $1.6 million for the three and six months ended July 31, 2018, respectively. Our effective tax rate in fiscal 2020 and in future periods may fluctuate on a quarterly basis, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, variance in actual results from our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

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

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2019, due to the uncertainty related to the ultimate use of certain deferred income tax assets, the Company has recorded a valuation allowance on certain of its deferred assets.

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

Non-GAAP loss from operations is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the financial adjustments described above in arriving at non-GAAP loss from operations and investors should not infer from our presentation of this non-GAAP financial measure that these costs are unusual, infrequent or non-recurring. The following table includes the reconciliations of our U.S. GAAP loss from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP loss from operations for the three and six months ended July 31, 2019 and 2018:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
GAAP loss from operations	$(659)	$(8,270)	$(9,315)	$(13,386)
Amortization of intangible assets	299	411	598	815
Stock-based compensation	631	923	197	1,802
Professional fees - other	61	-	1,180	-
Severance and other restructuring costs	659	536	870	590
Non-GAAP income (loss) from operations	$991	$(6,400)	$(6,470)	$(10,179)

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Six Months Ended July 31,
	2019	2018
	(Amounts in thousands)
Net cash used in operating activities	$(8,038)	$(17,985)
Net cash used in investing activities	(3,221)	(1,937)
Net cash (used in) provided by financing activities	(133)	39
Effect of exchange rate changes on cash and cash equivalents	277	1,162
Net decrease in cash and cash equivalents	$(11,115)	$(18,721)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents and marketable securities totaled $18.8 million at July 31, 2019.

In September 2018, we implemented the 2019 Restructuring Program. The primary element of this restructuring program was staff reductions across all of our functions and geographic areas. Annualized cost savings are expected to be approximately $6 million and severance and restructuring charges to date have exceeded $2 million.  We believe that existing cash and investments and cash expected to be provided by future operating activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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

Net cash used in operating activities

We used net cash in operating activities of $8.0 million for the six months ended July 31, 2019. This cash used in operating activities was primarily the result of our net loss of $11.0 million and changes in working capital, which include a $6.6 million increase in unbilled receivables, partially offset by a decrease in accounts receivables of $8.5 million due to the timing of customer payments.

Net cash used in investing activities

Net cash used in investing activities was $3.2 million for the six months ended July 31, 2019. Cash used in investing activities was primarily due to $3.8 million of net cash used in the acquisition of Xstream, partially offset by a $0.8 million receipt of net cash related to the timing of purchases, sales and maturities of marketable securities.

Net cash used in financing activities

Net cash used in financing activities was $0.1 million for the six months ended July 31, 2019 related to the repurchase of common stock.

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

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the three months ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of our historical agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us.

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

Issuer Repurchases

During the quarter ended July 31, 2019, we effected stock repurchases pursuant to our stock repurchase program. Shares repurchased by us each fiscal month of the quarter ended July 31, 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Dollar Amount for Shares that May Yet Be Purchased Under the Plan or Program(1)
June 1, 2019 to June 30, 2019	100	$1.42	100	$4,999,858

_____________________

(1)	Refer to Note 10 in Item 1 of Part 1 of this Form 10-Q for additional information.

ITEM 6.	Exhibits
(a)	Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Index to Exhibits

No.	Description

4.1

Amendment, dated as of June 28, 2019, by and between SeaChange International, Inc. and Computershare Inc., as Rights Agent (filed as Exhibit 4.1 to Current Report on Form 8-K filed on June 28, 2019 with the Commission and incorporated herein by reference).

4.2

Amendment, dated as of August 8, 2019, by and between SeaChange International, Inc. and Computershare Inc., as Rights Agent (filed as Exhibit 4.1 to Current Report on Form 8-K filed on August 8, 2019 with the Commission and incorporated herein by reference).

10.1

Amendment, dated as of August 8, 2019, by and among SeaChange International, Inc., Karen Singer and TAR Holdings LLC (filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 8, 2019 and incorporated herein by reference).

10.2

Offer Letter, dated as of August 29, 2019, by and between SeaChange International, Inc. and Yossi Aloni (filed as Exhibit 10.1 to Current Report on Form 8-K filed on August 29, 2019 and incorporated herein by reference).

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

Dated: August 30, 2019

SEACHANGE INTERNATIONAL, INC.

by:	/s/ YOSSI ALONI
Yossi Aloni
Chief Executive Officer

by:	/s/ PETER R. FAUBERT
Peter R. Faubert
Chief Financial Officer, Senior Vice President and Treasurer