Form 10-Q
period 2019-10-31
SEACHANGE INTERNATIONAL INC
filed 2019-12-05
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

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

The number of shares outstanding of the registrant’s Common Stock on November 29, 2019 was 36,842,985.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	October 31,	January 31,
	2019	2019
Assets
Current assets:
Cash, cash equivalents and restricted cash	$5,887	$20,317
Marketable securities	5,332	4,020
Accounts receivable, net of allowance for doubtful accounts of $659 and $577 at October 31, 2019 and January 31, 2019, respectively	13,953	19,267
Unbilled receivables	5,962	5,448
Inventory	204	924
Prepaid expenses and other current assets	6,213	6,033
Total current assets	37,551	56,009
Property and equipment, net	6,577	7,192
Operating lease right-of-use assets	2,438	—
Marketable securities, long-term	2,536	6,339
Intangible assets, net	2,682	—
Goodwill	9,795	8,753
Unbilled receivables, long-term	10,723	—
Other assets	237	450
Total assets	$72,539	$78,743
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,077	$4,503
Accrued expenses	9,151	7,762
Deferred revenue	6,045	8,104
Total current liabilities	19,273	20,369
Deferred revenue, long-term	1,724	2,642
Operating lease liabilities, long-term	2,056	—
Taxes payable, long-term	422	429
Deferred tax liabilities, long-term	—	203
Total liabilities	23,475	23,643
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized at October 31, 2019 and January 31, 2019; 36,970,975 shares issued and 36,830,485 shares outstanding at October 31, 2019, 35,946,100 shares issued and 35,905,610 outstanding at January 31, 2019	369	359
Additional paid-in capital	243,926	242,442
Treasury stock, at cost; 140,490 shares at October 31, 2019 and 40,490 shares at January 31, 2019	(147)	(5)
Accumulated other comprehensive loss	(1,903)	(3,393)
Accumulated deficit	(193,181)	(184,303)
Total stockholders' equity	49,064	55,100
Total liabilities and stockholders' equity	$72,539	$78,743

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue:
Product	$13,524	$8,268	$26,671	$12,821
Service	7,020	10,343	21,170	32,626
Total revenue	20,544	18,611	47,841	45,447
Cost of revenue:
Product	466	1,723	4,414	2,539
Service	4,386	5,600	13,939	16,428
Total cost of revenue	4,852	7,323	18,353	18,967
Gross profit	15,692	11,288	29,488	26,480
Operating expenses:
Research and development	4,033	4,727	12,060	15,770
Selling and marketing	3,859	4,165	9,674	11,635
General and administrative	3,265	3,881	11,664	13,356
Severance and restructuring costs	2,282	1,030	3,152	1,620
Total operating expenses	13,439	13,803	36,550	42,381
Income (loss) from operations	2,253	(2,515)	(7,062)	(15,901)
Other expense, net	(161)	(2,087)	(2,030)	(4,898)
Income (loss) before income taxes	2,092	(4,602)	(9,092)	(20,799)
Income tax benefit	(53)	(775)	(214)	(2,421)
Net income (loss)	$2,145	$(3,827)	$(8,878)	$(18,378)
Net income (loss) per share, basic	$0.06	$(0.11)	$(0.24)	$(0.52)
Net income (loss) per share, diluted	$0.06	$(0.11)	$(0.24)	$(0.52)
Weighted average common shares outstanding, basic	36,751	35,747	36,606	35,668
Weighted average common shares outstanding, diluted	37,752	35,747	36,606	35,668

Comprehensive income (loss):
Net income (loss)	$2,145	$(3,827)	$(8,878)	$(18,378)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	59	923	1,399	2,354
Unrealized gains (losses) on marketable securities	31	3	91	(15)
Total other comprehensive income	90	926	1,490	2,339
Comprehensive income (loss)	$2,235	$(2,901)	$(7,388)	$(16,039)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except share data)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at July 31, 2019	36,811,061	$367	$243,514	$(147)	$(1,993)	$(195,326)	$46,415
Issuance of common stock pursuant to vesting of restricted stock units	138,134	1	(1)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	4,634	—	11	—	—	—	11
Issuance of common stock pursuant to exercise of stock options	17,146	1	45	-	-	-	46
Stock-based compensation expense	—	—	357	—	—	—	357
Unrealized gains on marketable securities	—	—	—	—	31	—	31
Foreign currency translation adjustment	—	—	—	—	59	—	59
Net income	—	—	—	—	—	2,145	2,145
Balances at October 31, 2019	36,970,975	$369	$243,926	$(147)	$(1,903)	$(193,181)	$49,064

Balances at July 31, 2018	35,769,447	$358	$241,297	$(5)	$(4,021)	$(160,852)	$76,777
Issuance of common stock pursuant to vesting of restricted stock units	20,675	—	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	4,977	-	8	-	-	-	8
Stock-based compensation expense	—	—	769	—	—	—	769
Unrealized gains on marketable securities	—	—	—	—	3	—	3
Foreign currency translation adjustment	—	—	—	—	923	—	923
Net loss	—	—	—	—	—	(3,827)	(3,827)
Balances at October 31, 2018	35,795,099	$358	$242,074	$(5)	$(3,095)	$(164,679)	$74,653

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except share data)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2019	35,946,100	$359	$242,442	$(5)	$(3,393)	$(184,303)	$55,100
Issuance of common stock pursuant to acquisition of Xstream	541,738	5	869	-	-	-	874
Issuance of common stock pursuant to vesting of restricted stock units	453,538	4	(4)	-	-	-	—
Issuance of common stock pursuant to ESPP purchases	12,453	-	20	-	-	-	20
Issuance of common stock pursuant to exercise of stock options	17,146	1	45	-	-	-	46
Repurchases of common stock	—	—	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	554	—	—	—	554
Unrealized gains on marketable securities	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	1,399	—	1,399
Net loss	—	—	—	—	—	(8,878)	(8,878)
Balances at October 31, 2019	36,970,975	$369	$243,926	$(147)	$(1,903)	$(193,181)	$49,064

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2018	35,634,984	$356	$239,423	$(5)	$(5,434)	$(148,620)	$85,720
Adjustment resulting from the adoption of ASC 606	—	—	—	—	—	2,319	2,319
Issuance of common stock pursuant to exercise of stock options	20,937	—	56	—	—	—	56
Issuance of common stock pursuant to vesting of restricted stock units	126,384	1	(1)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	12,794	1	25	—	—	—	26
Stock-based compensation expense	—	—	2,571	—	—	—	2,571
Unrealized losses on marketable securities	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	2,354	—	2,354
Net loss	—	—	—	—	—	(18,378)	(18,378)
Balances at October 31, 2018	35,795,099	$358	$242,074	$(5)	$(3,095)	$(164,679)	$74,653

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Nine Months Ended October 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,878)	$(18,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,622	2,251
Provision for bad debts	480	—
Stock-based compensation expense	554	2,571
Deferred income taxes	(203)	(702)
Unrealized foreign currency transaction gain	1,399	2,354
Other	97	27
Changes in operating assets and liabilities:
Accounts receivable	5,456	9,100
Unbilled receivables	(11,215)	(4,957)
Inventory	720	(43)
Prepaid expenses and other current assets and other assets	469	(2,107)
Accounts payable	(1,079)	2,401
Accrued expenses and other liabilities	535	(9,153)
Deferred revenue	(2,977)	(7,060)
Other operating activities	—	2,424
Net cash used in operating activities	(13,020)	(21,272)
Cash flows from investing activities:
Purchases of property and equipment	(252)	(328)
Cash paid for acquisitions, net	(3,838)	—
Purchases of marketable securities	(852)	(8,510)
Proceeds from sales and maturities of marketable securities	3,343	6,649
Net cash used in investing activities	(1,599)	(2,189)
Cash flows from financing activities:
Proceeds from issuance of common stock	66	82
Repurchases of common stock	(142)	—
Other financing activities	—	(44)
Net cash (used in) provided by financing activities	(76)	38
Effect of exchange rate on cash and cash equivalents	265	1,859
Net decrease in cash, cash equivalents and restricted cash	(14,430)	(21,564)
Cash, cash equivalents and restricted cash at beginning of period	20,317	43,661
Cash, cash equivalents and restricted cash at end of period	$5,887	$22,097
Supplemental disclosure of cash flow information
Income taxes paid	$454	$2,908
Non-cash activities:
Fair value of common stock issued in acquisition	$874	$—

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

SeaChange International, Inc. (“we” or the “Company”), a Delaware corporation, was founded on July 9, 1993. We are an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions.  Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand.

Liquidity

We continue to realize the savings related to our restructuring activities. During fiscal 2019, we made significant reductions to our headcount as part of our ongoing restructuring effort from which we expected to generate annualized savings of approximately $6 million. In fiscal 2020, we continue to streamline our operations and closed our service organizations in Ireland and the Netherlands in order to generate annualized savings of approximately $6 million. These measures are important steps in restoring us to profitability and positive cash flow. We believe that existing cash and investments and cash expected to be provided by future operating results, augmented by the plans highlighted below (see Note 9), are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in U.S. GAAP have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of January 31, 2019 was derived from our audited consolidated financial statements and may not include al disclosures required by U.S. GAAP. Certain prior period amounts on the consolidated statements of operations have been reclassified to conform with current period presentation. Such reclassifications had no impact on net income or accumulated deficit. The results of operations for the three months and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, filed with the SEC on April 12, 2019.

2.	Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, right-of-use operating leases, impairment of long-lived assets, accounting for income taxes, the valuation of stock-based awards, and ongoing legal matters.  We base our estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances.  On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.  Actual results may differ from those estimates or assumptions.

Business Combinations

We account for acquisitions of entities that include inputs and processes and have the ability to create outputs as business combinations. We allocate the purchase price of the acquisition to the tangible assets acquired, liabilities assumed, and identifiable intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values is recorded as goodwill. Acquisition-related expenses and restructuring costs are expensed as incurred. During the measurement period, we record adjustments to provisional amounts recorded for assets acquired and liabilities assumed with the corresponding offset to goodwill. After the measurement period, which could be up to one year after the transaction date, subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at the date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral in relation to obligations set forth by our landlords.

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows as of October 31, 2019 and 2018:

	As of October 31,
	2019	2018
	(Amounts in thousands)
Cash and cash equivalents	$5,598	$21,554
Restricted cash	289	543
Total cash, cash equivalents and restricted cash	$5,887	$22,097

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

We sell our software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. Two customers accounted for 13% each of total revenue in the third quarter of fiscal 2020 and four customers accounted for 13%, 12%, 10%, and 10% each of total revenue in the third quarter of fiscal 2019. No one customer accounted for 10% or more of total revenue in the first nine months of fiscal 2020 and two customers accounted for 16% and 12% each of total revenue in the first nine months of fiscal 2019. Three customers accounted for 14%, 14%, and 12% each of the accounts receivable balance as of October 31, 2019. Two customers accounted for 44% and 15% of the accounts receivable balance as of January 31, 2019.

Marketable Securities

Our investments in debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other expense, net in the consolidated statements of operations and comprehensive income (loss).

We evaluate our investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, our ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that we consider to be “other than temporary,” we reduce the investment to fair value through a charge to the consolidated statement of operations and comprehensive income (loss). No such adjustments were necessary during the periods presented.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Goodwill and Acquired Intangible Assets

We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.  Goodwill is not amortized, but rather is tested for impairment annually on August 1st of each year, or more frequently if facts and circumstances warrant a review, such as the ones mentioned in impairments of long-lived assets below. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. We assess both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill.  Through October 31, 2019, we have recorded accumulated goodwill impairment charges of $54.8 million.

Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

Impairment of Long-Lived Assets

Long-lived assets primarily consist of property, plant and equipment and intangible assets with finite lives. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future undiscounted cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management and different judgments could yield different results.

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

Our contracts often contain multiple performance obligations. For contracts with multiple performance obligations, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. If the transaction price contains discounts or we expect to provide future price concessions, these elements are considered when determining the transaction price prior to allocation. Variable fees within the transaction price are estimated and recognized as revenue when we satisfy our performance obligations to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. If the contract grants the client the option to acquire additional products or services, we assess whether or not any discount on the products and services is in excess of levels normally available to similar clients and, if so, we account for that discount as an additional performance obligation. For Framework, which is our end-to-end software delivery platform solution, we have identified a single support service obligation which includes software upgrades and updates, installation services, and technical support.

Hardware

Historically, we have concluded that hardware is either (1) a distinct performance obligation as the client can benefit from the product on its own or (2) a combined performance obligation with software licenses. This conclusion is dependent on the nature of the promise to the customer. In either scenario, hardware revenue is included in product revenue in our consolidated statement of operations and comprehensive income (loss) and is typically recognized at a point in time when control is transferred to the customer, which is defined as the point in time when the client can use and benefit from the hardware. Hardware sold with our Framework software bundle is considered a distinct performance obligation. In situations where the hardware is distinct, it is delivered before services are provided and is functional without services, therefore the point in time when control is transferred is upon delivery or acceptance by the customer.

Software Licenses

Historically, we have concluded that our software licenses are either (1) a distinct performance obligation as the client can benefit from the software on its own or (2) a combined performance obligation with hardware, depending on the nature of the promise to the customer. In either scenario, software license revenue is included in product revenue in our consolidated statement of operations and comprehensive income (loss) and is typically recognized at a point in time when control is transferred to the client, which is defined as the point in time when the client can use and benefit from the license. The software license is delivered before related services are provided and is functional without services, updates, and technical support. Framework software bundles include software and support, both of which are considered distinct performance obligations in regard to revenue recognition and related consideration is allocated under the residual method.

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

Services

Historically, our services revenue, excluding maintenance revenue, is comprised of software license implementation services, engineering services, training and reimbursable expenses. We have concluded that services are distinct performance obligations, with the exception of engineering services. Engineering services may be provided on a standalone basis or bundled with a license when we are providing custom development.

The standalone selling price for services in time and materials contracts is determined by observable prices in standalone services arrangements and recognized as revenue as the services are performed based on an input measure of hours incurred to total estimated hours.

We estimate the standalone selling price for fixed price services based on estimated hours adjusted for historical experience at time and material rates charged in standalone services arrangements. Revenue for fixed price services is recognized over time as the services are provided based on an input measure of hours incurred to total estimated hours.

For Framework deals we have identified a single support service obligation which includes software upgrades and updates, installations services, and technical support. We determine the stand-alone selling price for Framework services based on a cost-plus model as market and other observable inputs are seldom present based on the proprietary nature of the Company’s products and services.

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

Judgment is required to determine the standalone selling price for each distinct performance obligation. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations. In instances where stand-alone selling price is not directly observable, such as when we don’t sell the product or service separately, we determine the stand-alone selling price based on a cost-plus model as market and other observable inputs are seldom present based on the proprietary nature of the Company’s products and services.

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

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment existed as of October 31, 2019 or 2018. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

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

Leases

We account for our leases in accordance with ASC 842, Leases. A contract is accounted for as a lease when we have the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, we determine the initial classification and measurement of our right-of-use operating lease asset and corresponding liability at the lease commencement date. We determine the classification and measurement of a modified lease at the date it is modified. The lease term includes only renewal options that are reasonably assured to exercise. The present value of lease payments is typically determined by using the Company’s estimated secured incremental borrowing rate for the associated lease term as interest rates implicit in the leases are not normally readily determinable. Management’s policy is to utilize the practical expedient to not record leases with an original term of twelve months or less on our consolidated balance sheets, and lease payments are recognized in the consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term.

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

The number of common shares used in the computation of diluted net income per share for the period presented includes the effect of the following potentially outstanding common shares (in thousands):

For the Three Months Ended October 31, 2019
Stock options	390
Restricted stock units	159
Deferred stock units	324
Performance stock units	128
1,001

The number of common shares used in the computation of diluted net income (loss) per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
	(Amounts in thousands)
Stock options	1,011	3,204	2,820	3,259
Restricted stock units	—	419	130	389
Deferred stock units	—	218	201	111
Performance stock units	—	575	112	527
	1,011	4,416	3,263	4,286

Recently Adopted Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases, which is intended to improve financial reporting about leasing transactions. In July 2018, the Financial Accounting Standards Board issued ASU 2018-11 to amend ASU 2016-02 and provide an additional (and optional) transition method to adopt the new lease standard. This transition method allows entities to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption instead of using the original modified retrospective transition method of adoption which requires the restatement of all prior-period financial statements. Under this new transition method, the comparative periods in the financial statements will continue to be presented in accordance with prior U.S. GAAP. On February 1, 2019, we adopted the new lease standard on a prospective basis using the new transition method under ASU 2018-11. Under this guidance, as of February 2019, we recognized right-of-use assets and operating lease liabilities of $1.7 million for all leases with lease terms of more than 12 months. There was no impact to retained earnings as of that date. In addition, we adopted the guidance by electing the following practical expedients: (1) We did not reassess whether any expired or existing contracts contained leases, (2) We did not reassess the lease classification for any expired or existing leases, and (3) We excluded variable payments from the lease contract consideration and recorded those as incurred. The adoption of the standard did not have a material impact on our results of operations or cash flows. Our future commitments under lease obligations and additional disclosures are summarized in Note 8.

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

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 3 inputs for the periods presented:

		Fair Value at October 31, 2019 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$1,118	$-	$1,118
Marketable securities:
U.S. Treasury Notes and bonds	6,610	6,610	—
Corporate bonds	1,258	—	1,258
Total	$8,986	$6,610	$2,376

		Fair Value at January 31, 2019 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$2,887	$2,724	$163
Marketable securities:
U.S. Treasury Notes and bonds	7,072	7,072	—
U.S. Agency bonds	992	—	992
Corporate bonds	2,295	—	2,295
Total	$13,246	$9,796	$3,450

Cash equivalents include money market funds and U.S. treasury bills.

Marketable securities by security type consisted of the following:

	As of October 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$6,512	$98	$—	$6,610
Corporate bonds	1,255	3	—	1,258
	$7,767	$101	$-	$7,868

	As of January 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$7,055	$17	$—	$7,072
U.S. Agency bonds	1,001	—	(9)	992
Corporate Bonds	2,308	—	(13)	2,295
	$10,364	$17	$(22)	$10,359

As of October 31, 2019, marketable securities consisted of investments that mature within one year, with the exception of investments with a fair value of $2.5 million that mature between one and three years.

4.	Consolidated Balance Sheet Detail

Inventory

Inventory consists of the following:

	As of
	October 31, 2019	January 31, 2019
	(Amounts in thousands)
Components and assemblies	$161	$763
Finished products	43	161
Total inventory	$204	$924

Property and equipment, net

Property and equipment, net consists of the following:

	As of
	October 31, 2019	January 31, 2019
	(Amounts in thousands)
Buildings	$3,467	$3,467
Land	2,780	2,780
Computer equipment, software and demonstration equipment	9,804	12,316
Service and spare components	1,158	1,158
Office furniture and equipment	437	738
Leasehold improvements	153	531
	17,799	20,990
Less: Accumulated depreciation and amortization	(11,222)	(13,798)
Total property and equipment, net	$6,577	$7,192

Accrued expenses

Accrued expenses consist of the following:

	As of
	October 31, 2019	January 31, 2019
	(Amounts in thousands)
Accrued employee compensation and benefits	$3,785	$2,161
Accrued professional fees	1,214	1,521
Sales tax and VAT payable	746	1,502
Current obligation - right of use operating leases	511	—
Accrued restructuring (Note 9)	1,959	653
Accrued other	936	1,925
Total accrued expenses	$9,151	$7,762

5.	Acquisition

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

The significant intangible assets identified in the preliminary purchase price allocation discussed above include developed technology and customer relationships, which are amortized over their respective useful lives on a straight-line basis. Amortization of existing technology is included within research and development and amortization of customer relationships is included within sales and marketing expense. To value the developed technology asset, we utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. We utilized the income approach, specifically the distribution method, a subset of the excess-earnings method to value the customer relationships.

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

The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary in regards to the intangibles valuation, and using assumptions that the Company’s management believes are reasonable given the information then available. The final allocation of the purchase price may differ materially from the information presented in these consolidated financial statements. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

The revenues and loss before income taxes from Xstream included in our consolidated results for the nine months ended October 31, 2019 were $2.9 million and $1.7 million, respectively. The Xstream results include expenses resulting from purchase accounting that include amortization of intangibles. We have not presented pro forma results of operations for the Xstream acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.

6.	Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year or if we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount. The following table represents the changes in goodwill since January 31, 2019:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2019	$8,753
Goodwill arising from the Xstream acquisition	1,221
Cumulative translation adjustment	(179)
Balance as of October 31, 2019	$9,795

Intangible assets, net, consisted of the following at October 31, 2019:

	As of October 31, 2019
	Gross	Accumulated Amortization	Cumulative translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,273	$555	$(48)	$1,670
Acquired existing technology	1,375	338	(25)	1,012
Total finite-lived intangible assets	$3,648	$893	$(73)	$2,682

As a result of our impairment analysis in the fourth quarter of fiscal 2019, the carrying value of our intangible assets was zero as of January 31, 2019.

We recognized amortization expense of intangible assets in cost of revenue and operating expense categories as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$—	356	$—	$534
Selling and marketing	185	380	555	525
Research and development	110	58	338	139
	$295	$794	$893	$1,198

Future estimated amortization expense of acquired intangibles as of October 31, 2019 is as follows:

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
(Amounts in thousands)
2020	$300
2021	1,191
2022	1,191
Total	$2,682

7.	Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us, or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements. If our assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed.

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

Facilities Leases

In December 2019, we entered into an operating sublease agreement that commences on December 2, 2019, relocating our corporate headquarters to Waltham, Massachusetts. The subleased space is approximately 17,000 square feet with an initial sublease term of 63 months, and an option allowing us to extend the term for 36 additional months. The total minimum rent obligation under the initial sublease agreement is approximately $3.1 million.

In October of 2019, we entered into an agreement with our landlord to lease additional storage, office and parking space at our current facility in Poland and increase the term of our existing leases to February 2025. The monthly cost of the additional leased space is approximately 8,000 EUR.

As discussed in Note 9, in October 2019 we commenced with a plan to consolidate our Netherlands and Ireland operations and vacate our Netherlands and Ireland facilities by providing four- and six-month notices, respectively, to our landlords to terminate our lease agreements.

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

The components of lease expense for the three and nine months ended October 31, 2019 are as follows:

	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
	(Amounts in thousands)
Operating lease cost	$199	$611
Short term lease cost	3	17
Total lease cost	$202	$628

Supplemental cash flow information related to the Company’s operating leases was as follows:

Nine Months Ended October 31, 2019
(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$611

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$2,952

Supplemental balance sheet information related to the Company's operating leases was as follows:

October 31, 2019
(Amounts in thousands)
Operating lease right-of-use assets	$2,438

Current portion, operating lease liabilities	511
Operating lease liabilities, long term	2,056
Total operating lease liabilities	$2,567

Weighted average remaining lease term (years)	4.9
Weighted average incremental borrowing rate	5.1%

The current portion, operating lease liabilities is included in the balance of accrued expenses at October 31, 2019. Rent payments for continuing operations were approximately $0.2 million and $0.6 million for the three and nine months ended

October 31, 2019. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at October 31, 2019, are as follows:

Payments for Operating Leases
For the fiscal years ended January 31,	(Amounts in thousands)
2020	$192
2021	573
2022	545
2023	526
2024	516
Thereafter	497
Total lease payments	2,849
Less interest	282
Total operating lease liabilities	$2,567

9.	Severance and Restructuring Costs

During the three and nine months ended October 31, 2019, we incurred severance and restructuring costs of $2.3 million and $3.2 million, respectively, primarily for employee-related benefits for terminated employees, partially offset by the reversal of operating lease liabilities. In September 2018, we announced that we implemented cost-savings actions during the third quarter of fiscal 2019 (the “2019 Restructuring Program”). The primary element of this restructuring program was staff reductions across all of our functions and geographic areas and the program was substantially completed at the end of the first six months of fiscal 2020. In addition, as we continue to streamline our operations, in October 2019, we closed our service organizations in Ireland and the Netherlands resulting in restructuring charges of $1.9 million.

The following table shows the change in accrued restructuring balances since January 31, 2019 primarily related to our 2019 Restructuring Program, reported as a component of other accrued expenses on the consolidated balance sheets:

	Employee- Related Benefits	Closure of Leased Facilities	Other Restructuring	Total
	(Amounts in thousands)
Accrued balance as of January 31, 2019	$653	$—	$—	$653
Restructuring charges incurred	2,713	107	211	3,031
Cash payments	(1,401)	—	(211)	(1,612)
Other charges	(6)	(107)	—	(113)
Accrued balance as of October 31, 2019	$1,959	$—	$—	$1,959

10.	Stock Repurchase Program

On June 6, 2019, the Board authorized a share repurchase program of up to $5.0 million of then-outstanding shares of the Company over the next year.  Under the share repurchase program, the Company is authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions.

The following table provides a summary of the Company’s stock repurchase activities for the nine months ended October 31, 2019 (in thousands, except per share amounts):

For the Nine Months Ended
October 31, 2019
Shares repurchased	100
Average cost per share	$1.42
Value of shares repurchased	$142

11.	Stock-based Compensation Expense

Equity Plans

2011 Compensation and Incentive Plan.

Our 2011 Compensation and Incentive Plan (the “2011 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants and directors. We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. The number of shares authorized for issuance under the 2011 Plan is 9,300,000. Additionally, outstanding awards under the 2005 Equity Compensation and Incentive Plan that, since adoption of the 2011 Plan, expire, terminate, or are surrendered or canceled without having been fully exercised are available for issuance under the 2011 Plan. As of October 31, 2019, there were 2,667,216 shares available for future grant.

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

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,080,726 remain available under the ESPP as of October 31, 2019. Under the ESPP, 12,453 and 14,398 shares were purchased during the first nine months of fiscal 2020 and fiscal 2019, respectively.

Award Activity

In the third quarter of fiscal 2020, we granted 425,000 option awards with a combined fair value totaling $1.2 million.

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

We have not granted additional market-based options since fiscal 2017.

Stock-based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$(21)	$1	$(2)	$1
Research and development	92	46	242	154
Sales and marketing	101	100	92	334
General and administrative	185	622	222	2,082
	$357	$769	$554	$2,571

Stock-based compensation expense in the amount of $0.1 million for modifications to awards was recorded in the three months ended October 31, 2019. A credit to stock-based compensation in the amount of $0.6 million for modifications to awards was recorded in the nine months ended October 31, 2019. As of October 31, 2019, unrecognized stock-based compensation expense related to unvested stock options was approximately $1.7 million, which is expected to be recognized over a weighted average period of 2.5 years.  As of October 31, 2019, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $0.9 million, which is expected to be recognized over a weighted average amortization period of 1.5 years. As of October 31, 2019, unrecognized stock-based compensation expense related to unvested PSUs was $0.04 million, which is expected to be recognized over a weighted average amortization period of 1.0 year.

12.	Revenues from Contracts with Customers

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream for the three and nine months ended October 31, 2019 and 2018

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
Product	$13,524	$8,268	$26,671	$12,821
Professional services	1,124	2,948	5,050	11,011
Maintenance - first year	541	514	1,820	1,632
Maintenance - renewal	5,355	6,881	14,300	19,983
Total revenue	$20,544	$18,611	$47,841	$45,447

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of October 31, 2019 is $30.8 million. This amount includes amounts billed for undelivered services that are included in deferred revenue.

13.	Segment Information, Significant Customers and Geographic Information

We have determined that we operate in one segment.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended October 31,				For the Nine Months Ended October 31,
	2019	%	2018	%	2019	%	2018	%
	(Amounts in thousands, except percentages)				(Amounts in thousands, except percentages)
Revenue by customer's geographic locations:
North America (1)	$12,472	61%	$10,534	57%	$28,128	59%	$23,580	52%
Europe and Middle East	6,870	33%	3,876	21%	12,564	26%	13,757	30%
Latin America	907	4%	3,863	21%	6,086	13%	6,934	15%
Asia Pacific	295	1%	338	2%	1,063	2%	1,176	3%
Total revenue	$20,544		$18,611		$47,841		$45,447

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended July 31,
	2019	2018	2019	2018
	(Amounts in thousands, except percentages)		(Amounts in thousands, except percentages)
US Revenue	$10,425	$8,124	$23,489	$19,013
% of total revenue	51%	44%	49%	42%

The following summarizes long-lived assets by geographic locations:

	As of October 31, 2019%		As of January 31, 2019%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations (1):
North America	$17,267	76%	$7,148	93%
Europe and Middle East	5,344	24%	446	6%
Asia Pacific	46	0%	48	1%
Total long-lived assets by geographic location	$22,657		$7,642

(1)	Excludes long-term marketable securities and goodwill.
14.	Income Taxes

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

We recorded an income tax benefit of $0.1 million and $0.2 million in the for the three and nine months ended October 31, 2019, respectively, and we recorded income tax benefits of $0.8 million and $2.4 million for the three and nine months ended October 31, 2018, respectively. Our effective tax rate in fiscal 2020 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2019, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

On November 4, 2019, we entered into a Purchase and Sale Agreement and Escrow Instructions (the “Agreement”) for the sale of our Corporate headquarters in Acton, Massachusetts for $0.6 million. The sale is expected to close in the fourth quarter of our fiscal year 2020, and the Agreement contains a seller license provision to allow us to remain in our current facility for up to six months from the closing date as we relocate our headquarters. We expect to recognize a loss of approximately $5.3 million upon consummation of the sale. The building’s net cost basis of approximately $5.9 million is classified in Property and equipment, net on our balance sheet at October 31, 2019.

Effective as of December 3, 2019, Mark Bonney retired as a Class I Director and Chairman of the Board of SeaChange.  Mr. Bonney had served as a director since August 2017, Executive Chair from April 4, 2019 to October 1, 2019, and independent Chairman of the Board from October 1, 2019 to his resignation. Robert Pons has been appointed Chairman of the Board.

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

In February 2019, we acquired Xstream A/S, a leading OTT media cloud platform provider with its primary operations in Warsaw, Poland. Xstream provides a managed service, OTT video solution that serves more than five million active subscribers globally. Xstream’s MediaMaker video platform has enhanced the SeaChange end-to-end video Framework. We used the acquisition of Xstream to accelerate our penetration in OTT and new market segments with a software-as-a-service (“SaaS”) revenue model and fully cloud-based end-to-end video platform that operates in a hosted managed service environment.

In May 2016, we acquired DCC Labs, a developer of set-top and multiscreen device software. This acquisition enabled us to optimize the operations of our In-Home business and centralize our worldwide engineering team in Warsaw, Poland.

We have initiated restructuring programs in the past three years to improve operations and optimize our cost structure. Our restructuring programs in 2017 included the wind down of the Timeline Labs operations, inclusive of an impairment charge of long-lived assets related to the Timeline Labs operations, the reorganization of our engineering teams and other company-wide-cost savings initiatives resulting in annualized cost savings of $38.0 million and aggregate charges of $9.0 million. In addition, in fiscal 2019 we implemented the 2019 Restructuring Program and incurred restructuring charges in excess of $2.0 million in taking steps to further reduce our operating costs, primarily through staff reductions across all of our functions and geographic areas, which resulted in annual cost savings of $6.0 million. In fiscal 2020, we incurred an additional $1.9 million in restructuring charges in connection with closing our Ireland and Netherlands service organizations in the continued streamlining of our operations. We expect the cash layout to be incurred in the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021. Annualized cost savings from this initiative is expected to be approximately $6.0 million.

Notwithstanding the success of our restructuring programs, during the fourth quarter of fiscal 2019, we experienced a decline in stock price and actual operating results and, accordingly, revised our forecasts.  These events triggered an impairment review, as a result of which we determined that the carrying value of goodwill and certain long-lived assets exceeded their fair value, such that we recorded a $17.0 million impairment charge to reduce the carrying value of our building, included in property, plant and equipment, the remaining net book value of our intangible assets and our goodwill to fair value.  The impact of this impairment charge is excluded from our non-GAAP operating results included in this report.

In January 2019, we announced the appointment of Yossi Aloni as Senior Vice President and Chief Commercial Officer. In February 2019, Edward Terino resigned as our Chief Executive Officer and as a Director, effective February 24, 2019, and we created an interim Office of the CEO, to provide ongoing leadership and oversight of the day-to-day operations of the Company. The Office of the CEO included Yossi Aloni, Chief Commercial Officer; Peter Faubert, Chief Financial Officer; Marek Kielczewski, Chief Technology Officer; and David McEvoy, General Counsel. On April 4, 2019, we appointed our existing Director, Mark Bonney, to serve as Executive Chair.  The Executive Chair serves as Chairman of the Board and principal executive officer.  In connection with that appointment, the Office of the CEO was eliminated, and Mr. Markey resigned as Chairman of the Board. Effective May 5, 2019, Mary Cotton resigned from our Board and on May 6, 2019, Royce E. Wilson advised the Board that he would not stand for re-election. Effective August 29, 2019, Yossi Aloni was appointed as our Chief Executive Officer and Mr. Bonney resigned as our principal executive officer though remained our Executive Chair until October 1, 2019 at which time Mr. Bonney continued serving as our independent Chairman of the Board. Concurrent with the appointment of Mr. Aloni as our Chief Executive Officer, Chad Hassler was appointed our Chief Commercial Officer and Senior Vice President.  Mr. Hassler previously served as our head of North America Sales. Effective September 15, 2019, William Markey resigned from our Board. Effective October 8, 2019, Peter Faubert resigned as our Chief Financial Officer and Michael Prinn was appointed as the Chief Financial Officer, Senior Vice President and Treasurer. On October 31, 2019, Mr. Aloni was appointed to our Board.

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

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Revenue:
Product	$13,524	$8,268	$5,256	63.6%	$26,671	$12,821	$13,850	108.0%
Service	7,020	10,343	(3,323)	(32.1%)	21,170	32,626	(11,456)	(35.1%)
Total revenue	20,544	18,611	1,933	10.4%	47,841	45,447	2,394	5.3%
Cost of product revenue	466	1,723	(1,257)	(73.0%)	4,414	2,539	1,875	73.8%
Cost of service revenue	4,386	5,600	(1,214)	(21.7%)	13,939	16,428	(2,489)	(15.2%)
Total cost of revenue	4,852	7,323	(2,471)	(33.7%)	18,353	18,967	(614)	(3.2%)
Gross profit	$15,692	$11,288	$4,404	39.0%	$29,488	$26,480	$3,008	11.4%
Gross product profit margin	96.6%	79.2%		17.4%	83.5%	80.2%		3.3%
Gross service profit margin	37.5%	45.9%		(8.3%)	34.2%	49.6%		(15.5%)
Gross profit margin	76.4%	60.7%		15.7%	61.6%	58.3%		3.4%

Two customers accounted for 13% each of total revenue in the third quarter of fiscal 2020 and four customers accounted for 10%-25% of total revenue in the third quarter of fiscal 2019. No one customer accounted for 10% of more of total revenue in the first nine months of fiscal 2020 and two customers accounted for 16% and 12% of total revenue in the first nine months of fiscal 2019. See Part I Item I, Note 2, “Summary of Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 49% and 56% of total revenue in the three months ended October 31, 2019 and 2018, respectively. For the nine months ended October 31, 2019 and 2018, international revenues accounted for 51% and 58% of total revenues, respectively. The decrease in international sales as a percentage of total revenue in the three and nine months ended October 31, 2019 as compared to the same period in fiscal 2019, is primarily due to a decrease in revenue generated from one major customer in EMEA during fiscal 2020 compared to fiscal 2019.

Product Revenue

Product revenue increased by $5.3 million and $13.9 million for the three and nine months ended October 31, 2019, respectively, as compared to the three and nine months ended October 31, 2018. The increase for the three and nine months ended October 31, 2019 was primarily due to revenue generated from our new Framework offering partially offset by lower individual product sales and upgrades as a result of shift in our go-to-market sales to our end to end Framework solution.

Service Revenue

Service revenue decreased by $3.3 million and $11.5 million for the three and nine months ended October 31, 2019, respectively, as compared to the three and nine months ended October 31, 2018. The decrease for the three and nine months ended October 31, 2019 was primarily due to a decrease in our legacy professional service revenue related to our individual product sales and upgrades and also a reduction to maintenance and support revenue provided on post warranty contracts as customers continue to provide their own solutions and legacy products are decommissioned.

Gross Profit and Margin

Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly, testing and implementation and ongoing maintenance of complete systems.

Our gross profit margin increased by 16% for the three months ended October 31, 2019 compared to the three months ended October 31, 2018 primarily due to a shift to our end to end Framework model during the period. Product profit margin increased by 17% for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to a shift to our end to end Framework model and a decrease in lower margin hardware sales. Service profit margins decreased by 8% for the three months ended October 31, 2019 compared to the three months ended October 31, 2018, primarily due to lower service revenue to absorb our fixed costs from professional services and maintenance and support revenue during the three months ended October 31, 2019 as customers continue to provide their own solutions and legacy products are decommissioned.

Our gross profit margin increased by 3% for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018 primarily due to a shift to our end to end Framework model during the period. Product profit margin increased by 3% for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily due to an increase in higher margin hardware sales related to Framework. Service profit margins decreased by 15% for the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018, primarily due to lower service revenue to absorb our fixed costs from professional services and maintenance and support revenue during the nine months ended October 31, 2019 as customers continue to provide their own solutions and legacy products are decommissioned.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Research and development expenses	$4,033	$4,727	$(694)	(14.7%)	$12,060	$15,770	$(3,710)	(23.5%)
% of total revenue	19.6%	25.4%			25.2%	34.7%

Research and development expenses decreased by $0.7 million for the three months ended October 31, 2019 as compared to the same period in fiscal 2019, primarily due to a decrease in labor costs associated with the lower headcount resulting from the cost-savings efforts implemented as part of our restructuring programs in fiscal 2019.

Research and development expenses decreased by $3.7 million for the nine months ended October 31, 2019 as compared to the same period in fiscal 2019, primarily due to a $2.3 million decrease in labor costs associated with the lower headcount and a $1.5 million decrease in contract labor resulting from the cost-savings efforts implemented as part of our restructuring programs in fiscal 2019 partially offset by a $0.4 million increase in bonus expense.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$3,859	$4,165	$(306)	(7.3%)	$9,674	$11,635	$(1,961)	(16.9%)
% of total revenue	18.8%	22.4%			20.2%	25.6%

Selling and marketing expenses decreased by $0.3  million for the three months ended October 31, 2019 as compared to the same period in fiscal 2019, primarily due to a decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring programs in fiscal 2019.

Selling and marketing expenses decreased by $2.0 million for the nine months ended October 31, 2019 as compared to the same period in fiscal 2019, primarily due to a decrease of $0.4 million decrease in professional fees and a $1.4 million decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring programs in fiscal 2019.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
General and administrative expenses	$3,265	$3,881	$(616)	(15.9%)	$11,664	$13,356	$(1,692)	(12.7%)
% of total revenue	15.9%	20.9%			24.4%	29.4%

General and administrative expenses decreased by $0.6 million for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018, primarily due to a decrease in stock-based compensation related to terminations and labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring programs in fiscal 2019.

General and administrative expenses decreased by $1.7 million for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018, primarily due to a $0.8 million decrease in professional fees and a $1.3 million decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring programs in fiscal 2019, partially offset by an increase of $0.5 million in bad debt expense.

Severance and Restructuring Costs

Severance and other restructuring costs increased $1.3 million and $1.5 million for the three and nine months ended October 31, 2019, respectively, as compared to the same periods of fiscal 2019. The increases are primarily related to the closing of our service organizations in Ireland and the Netherlands. Charges in the three and nine months ended October 31, 2019 also include cost reduction initiatives put in place during the second half of fiscal 2019 (the “2019 Restructuring Program”).

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2019	2018	$	%	2019	2018	$
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Interest income, net	$67	$77	$(10)	(13.0%)	$240	$222	$18	8.1%
Foreign exchange gain (loss), net	17	(2,103)	2,120	>(100.0%)	(2,064)	(5,038)	2,974	(59.0%)
Miscellaneous expense, net	(245)	(61)	(184)	>100.0%	(206)	(82)	(124)	>100.0%
	$(161)	$(2,087)	$1,926		$(2,030)	$(4,898)	$2,868

The principal component of other expense, net were miscellaneous expenses of $0.2 million for the three months ended October 31, 2019 and a foreign exchange loss of $2.1 million for the nine months ended October 31, 2019. The principal component of other expense, net for the three and nine months ended October 31, 2018 was a foreign exchange loss of $2.1 million and $5.0 million, respectively. Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Income Tax Provision (Benefit)

We recorded income tax benefits of $0.1 million and $0.2 million for the three and nine months ended October 31, 2019, respectively, and income tax benefits of $0.8 million and $2.4 million for the three and nine months ended October 31, 2018, respectively. Our effective tax rate in fiscal 2020 and in future periods may fluctuate on a quarterly basis, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, variance in actual results from our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

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

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2019, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

Non-GAAP Measures

We define non-GAAP income (loss) from operations as U.S. GAAP operating income (loss) plus stock-based compensation expenses, amortization of intangible assets, non-operating expense professional fees and severance and other restructuring costs. We discuss non-GAAP income (loss) from operations in our quarterly earnings releases and certain other communications, as we believe non-GAAP operating income (loss) from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP income (loss) from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP income (loss) from operations financial measures assist in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

Non-GAAP income (loss) from operations is a non-GAAP financial measure and should not be considered in isolation or as a substitute for financial information provided in accordance with U.S. GAAP. This non-GAAP financial measure may not be computed in the same manner as similarly titled measures used by other companies. We expect to continue to incur expenses similar to the financial adjustments described above in arriving at non-GAAP income (loss) from operations and investors should not infer from our presentation of these non-GAAP financial measures that these costs are unusual, infrequent or non-recurring. The following table includes the reconciliations of our U.S. GAAP income (loss) from operations, the most directly comparable U.S. GAAP financial measure, to our non-GAAP income (loss) from operations for the three and nine months ended October 31, 2019 and 2018:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2019	2018	2019	2018
	(Amounts in thousands)		(Amounts in thousands)
GAAP income (loss) from operations	$2,253	$(2,515)	$(7,062)	$(15,901)
Amortization of intangible assets	295	383	893	1,198
Stock-based compensation	357	769	554	2,571
Professional fees - other	-	50	1,180	50
Severance and other restructuring costs	2,282	1,030	3,152	1,620
Non-GAAP income (loss) from operations	$5,187	$(283)	$(1,283)	$(10,462)

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Nine Months Ended October 31,
	2019	2018
	(Amounts in thousands)
Net cash used in operating activities	$(13,020)	$(21,272)
Net cash used in investing activities	(1,599)	(2,189)
Net cash (used in) provided by financing activities	(76)	38
Effect of exchange rate changes on cash, cash equivalents and restricted cash	265	1,859
Net decrease in cash, cash equivalents and restricted cash	$(14,430)	$(21,564)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents and marketable securities totaled $13.8 million at October 31, 2019.

In fiscal 2019 we implemented the 2019 Restructuring Program and incurred restructuring charges in excess of $2.0 million in taking steps to further reduce our operating costs, primarily through staff reductions across all of our functions and geographic areas, which resulted in annual cost savings of $6.0 million. In fiscal 2020 we incurred an additional $1.9 million in restructuring charges in connection with closing our Ireland and Netherlands service organizations in the continued streamlining of our operations. Annualized cost savings from this initiative is expected to be approximately $6.0 million.

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

Net cash used in operating activities

Net cash used in operating activities was $13.0 million for the nine months ended October 31, 2019. This cash used in operating activities was primarily the result of our net loss of $8.9 million and changes in working capital, which includes a $11.2 million increase in unbilled receivables, partially offset by a $5.5 million decrease in accounts receivables due to the timing of customer payments.

Net cash used in investing activities

Net cash used in investing activities was $1.6 million for the nine months ended October 31, 2019. Cash used in investing activities was primarily due to $3.8 million of net cash used in the acquisition of Xstream, partially offset by a $2.5 million receipt of net cash related to the timing of purchases, sales and maturities of marketable securities.

Net cash used in financing activities

Net cash used in financing activities was $0.1 million for the nine months ended October 31, 2019 related to the repurchase of common stock.

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

Other than the impact of the adoption of ASU 2016-02, “Leases (Topic 842) as disclosed in Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K on file with the Securities and Exchange Commission.

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

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the three months ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of our historical agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us (see Note 7).

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

ITEM 5.	Other Information

On November 4, 2019, we entered into a Purchase and Sale Agreement and Escrow Instructions (the “Agreement”) with Calare Properties, Inc. (“Calare”) for the sale of the building that houses our corporate headquarters in Acton, Massachusetts for $0.6 million. The Agreement contains a seller license provision with Calare to allow us to remain in our current facility for up to six months from the Agreement closing date for $4,000 per month, exclusive of taxes, utilities and other operating costs. We intend to provide the required 60 days’ notice to Calare to terminate the seller license provision upon our transition to new headquarters.

ITEM 6.	Exhibits
(a)	Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Index to Exhibits

No.	Description

10.1	Offer letter, dated as of September 6, 2019, by and between SeaChange International, Inc. and Michael Prinn

10.2	Change-in-Control Severance Agreement, dated as of October 8, 2019, by and between SeaChange International, Inc. and Michael Prinn

31.1	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 5, 2019

SEACHANGE INTERNATIONAL, INC.

by:	/s/ YOSSI ALONI
Yossi Aloni
Chief Executive Officer

by:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Senior Vice President and Treasurer