Form 10-Q
period 2020-04-30
SEACHANGE INTERNATIONAL INC
filed 2020-06-12
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38828

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Totten Pond Road, Waltham, MA	02451
Address of principal executive offices	(Zip Code)

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

The number of shares outstanding of the registrant’s Common Stock on May 28, 2020 was 37,528,325.

EXPLANATORY NOTE

SeaChange International, Inc. (the “Company”) is filing this Form 10-Q after the June 9, 2020 (the “Original Due Date”) deadline applicable to it for the filing of a Form 10-Q for the quarter ended April 30, 2020 (the “Quarterly Report”) in reliance on the 45-day extension provided by an order issued by the Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended, dated March 4, 2020 (Release No. 34-88318), as modified by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On June 9, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension.  Consistent with its statements in the Form 8-K, the Company was unable to file the Quarterly Report by the Original Due Date, and therefore relied on the Order due to circumstances related to coronavirus, or COVID-19. Specifically, the Company’s operations and business continue to be challenged due to the conditions and travel restrictions surrounding the COVID-19 pandemic. These challenges have resulted in limited access to the Company’s facilities and interfered with management’s ability to work with its independent accountants, professional advisors and support staff in order to complete the Quarterly Report by the Original Due Date.  The Quarterly Report is hereby filed before the extended due date permitted under the Order, i.e., 45 days after the Original Due Date.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	April 30,	January 31,
	2020	2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	$6,387	$9,297
Marketable securities	3,173	3,835
Accounts receivable, net of allowance for doubtful accounts of $633 and $947 at April 30, 2020 and January 31, 2020, respectively	9,332	12,127
Unbilled receivables	12,366	14,279
Prepaid expenses and other current assets	5,792	5,112
Total current assets	37,050	44,650
Property and equipment, net	601	554
Operating lease right-of-use assets	4,929	4,860
Marketable securities, long-term	257	782
Intangible assets, net	1,987	2,300
Goodwill	9,655	9,775
Unbilled receivables, long-term	10,355	9,031
Other assets	812	938
Total assets	$65,646	$72,890
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,424	$4,007
Accrued expenses	6,279	7,986
Deferred revenue	5,251	5,041
Total current liabilities	15,954	17,034
Deferred revenue, long-term	920	1,140
Operating lease liabilities, long-term	4,464	4,348
Taxes payable, long-term	407	436
Total liabilities	21,745	22,958
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized at April 30, 2020 and January 31, 2020; 37,661,641 shares issued and 37,521,151 shares outstanding at April 30, 2020; 37,303,952 shares issued and 37,163,462 outstanding at January 31, 2020	376	373
Additional paid-in capital	245,558	245,067
Treasury stock, at cost; 140,490 shares at April 30, 2020 and January 31, 2020	(147)	(147)
Accumulated other comprehensive loss	(2,152)	(2,137)
Accumulated deficit	(199,734)	(193,224)
Total stockholders' equity	43,901	49,932
Total liabilities and stockholders' equity	$65,646	$72,890

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended April 30,
	2020	2019
Revenue:
Product	$3,098	$1,179
Service	3,817	7,306
Total revenue	6,915	8,485
Cost of revenue:
Product	1,580	909
Service	2,826	4,668
Total cost of revenue	4,406	5,577
Gross profit	2,509	2,908
Operating expenses:
Research and development	4,166	4,252
Selling and marketing	2,126	2,852
General and administrative	2,054	4,249
Severance and restructuring costs	486	211
Total operating expenses	8,832	11,564
Loss from operations	(6,323)	(8,656)
Other expense, net	(208)	(1,791)
Loss before income taxes	(6,531)	(10,447)
Income tax (benefit) provision	(21)	402
Net loss	$(6,510)	$(10,849)
Net loss per share, basic	$(0.17)	$(0.30)
Net loss per share, diluted	$(0.17)	$(0.30)
Weighted average common shares outstanding, basic	37,521	36,461
Weighted average common shares outstanding, diluted	37,521	36,461

Comprehensive loss:
Net loss	$(6,510)	$(10,849)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(24)	1,207
Unrealized gains on marketable securities	9	35
Total other comprehensive loss	(15)	1,242
Comprehensive loss	$(6,525)	$(9,607)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except share data)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2020	37,303,952	$373	$245,067	$(147)	$(2,137)	$(193,224)	$49,932
Issuance of common stock pursuant to vesting of restricted stock units	312,717	3	(3)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	39,270	—	119	—	—	—	119
Issuance of common stock pursuant to ESPP purchases	5,702	—	18	—	—	—	18
Stock-based compensation expense	—	—	357	—	—	—	357
Unrealized gains on marketable securities	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,510)	(6,510)
Balances at April 30, 2020	37,661,641	$376	$245,558	$(147)	$(2,152)	$(199,734)	$43,901

Balances at January 31, 2019	35,946,100	$359	$242,442	$(5)	$(3,393)	$(184,303)	$55,100
Issuance of common stock pursuant to acquisition of Xstream	541,738	5	869	—	—	—	874
Issuance of common stock pursuant to vesting of restricted stock units	57,368	1	(1)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	7,819	—	9	—	—	—	9
Stock-based compensation expense	—	—	(434)	—	—	—	(434)
Unrealized gains on marketable securities	—	—	—	—	35	—	35
Foreign currency translation adjustment	—	—	—	—	1,207	—	1,207
Net loss	—	—	—	—	—	(10,849)	(10,849)
Balances at April 30, 2019	36,553,025	$365	$242,885	$(5)	$(2,151)	$(195,152)	$45,942

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Three Months Ended April 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(6,510)	$(10,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	357	550
(Recovery of) provision for bad debts	(316)	98
Stock-based compensation expense (credit)	357	(434)
Deferred income taxes	—	368
Realized and unrealized foreign currency transaction (gain) loss	(29)	1,207
Other	14	42
Changes in operating assets and liabilities:
Accounts receivable	3,111	9,870
Unbilled receivables	589	(491)
Inventory	—	166
Prepaid expenses and other current assets and other assets	(554)	(355)
Accounts payable	417	(1,591)
Accrued expenses and other liabilities	(1,689)	(438)
Deferred revenue	(10)	(828)
Net cash used in operating activities	(4,263)	(2,685)
Cash flows from investing activities:
Purchases of property and equipment	(138)	(50)
Cash paid for acquisitions, net	—	(3,838)
Purchases of marketable securities	—	(6,231)
Proceeds from sales and maturities of marketable securities	1,201	6,946
Net cash provided by (used in) investing activities	1,063	(3,173)
Cash flows from financing activities:
Proceeds from issuance of common stock	137	9
Net cash provided by financing activities	137	9
Effect of exchange rate on cash and cash equivalents	153	229
Net decrease in cash, cash equivalents and restricted cash	(2,910)	(5,620)
Cash, cash equivalents and restricted cash at beginning of period	9,297	20,317
Cash, cash equivalents and restricted cash at end of period	$6,387	$14,697
Supplemental disclosure of cash flow information
Income taxes paid	$11	$17
Non-cash activities:
Purchases of property and equipment included in accounts payable	$—	$19
Right-of-use assets obtained in exchange for lease obligations	$402	$2,048
Fair value of common stock issued in acquisition	$—	$874

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

Liquidity

We continue to realize the savings related to our restructuring activities. In fiscal 2020, we continued to streamline our operations and closed our service organizations in Ireland and the Netherlands. These measures are important steps in restoring us to profitability and positive cash flow. We believe that existing cash and investments and cash expected to be provided by future operating results are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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

We are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alterations to their normal business operations, and in general, the markets are experiencing a significant level of uncertainty at the current time. Virtualization of our team’s sales activities could foreclose future business opportunities, particularly as our customers limit spending, which could negatively impact the willingness of our customers to enter into or renew contracts with us.  The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (the “CARES) Act”).  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impact that the CARES Act may have on our business, including our ability to utilize our net operating losses.

The Paycheck Protection Program

On May 5, 2020, the Company entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in an aggregate principal amount of $2,412,890 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act administered by the U.S. Small Business Administration (“SBA”).

Interest accrues on the Note at a fixed rate of one percent (1%) per annum, with the payment of the first six months of interest and principal deferred. The Note has an initial term of two years, is unsecured and is guaranteed by the SBA. The Company may apply to the Lender for forgiveness of the Note, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the eight-week period beginning on May 7, 2020, calculated in accordance with the terms of the CARES Act.

Subject to any forgiveness under the PPP, the Note will mature on May 5, 2022. Beginning on the seven-month anniversary of the date of the Note, the Company is required to make 18 monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default including, among others, those relating to breaches of the Company’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Note. The Note may be accelerated upon the occurrence of an event of default.

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

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in U.S. GAAP have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of January 31, 2020 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on April 20, 2020.

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

Cash, cash equivalents and restricted cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at the date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral in relation to obligations set forth by the landlord of our Poland facility.

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows as of April 30, 2020 and 2019:

	As of April 30,
	2020	2019
	(Amounts in thousands)
Cash and cash equivalents	$6,187	$14,697
Restricted cash	200	—
Total cash, cash equivalents and restricted cash	$6,387	$14,697

Concentration of Credit Risk and of Significant Customers

Financial instruments which potentially expose us to concentrations of credit risk include cash, cash equivalents and restricted cash, marketable securities and accounts receivable. We have cash investment policies which, among other things, limit investments to investment-grade securities. We restrict our cash equivalents and marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to minimal credit and market risk. We perform ongoing credit evaluations of our customers.

We sell our software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. Two customers accounted for 13% and 15% of total revenue in the first quarter of fiscal 2021 and one customer accounted for 17% of total revenue in the first quarter of fiscal 2020. Two customers accounted for 22% and 13% of the accounts receivable balance as of April 30, 2020. Two customers accounted for 16% and 10% of the accounts receivable balance as of January 31, 2020.

Marketable Securities

Our investments in debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other expense, net in the consolidated statements of operations and comprehensive loss.

We evaluate our investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, we consider such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, our ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that we consider to be “other than temporary,” we reduce the investment to fair value through a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

Goodwill and Acquired Intangible Assets

We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.  Goodwill is not amortized, but rather is tested for impairment annually on August 1st of each year, or more frequently if facts and circumstances warrant a review, such as the ones mentioned in impairments of long-lived assets below. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. We assess both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill.  Through April 30, 2020, we have recorded accumulated goodwill impairment charges of $54.8 million.

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

Determining whether a triggering event has occurred involves significant judgment. (see Note 5).

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

Framework

We have concluded that the Framework has multiple performance obligations. The selling price of the Framework is highly variable as a result of our value-based engagement where pricing for our customers is based on the operating expense savings that we enable using the Framework engagement.

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

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment of these assets existed as of April 30, 2020 or January 31, 2020. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $893 thousand as of April 30, 2020 compared to $958 thousand as of January 31, 2020. Current deferred capitalized commission costs are included in prepaid expense and other current assets in our consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in our consolidated balance sheets. Capitalized commissions expensed during the three months ended April 30, 2020 and 2019 included in the consolidated statement of operations and comprehensive loss were $135 thousand and $38 thousand, respectively.

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

Leases

We account for our leases in accordance with ASC 842, Leases. A contract is accounted for as a lease when we have the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. We determine if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, we determine the initial classification and measurement of our right-of-use operating lease asset and corresponding liability at the lease commencement date. We determine the classification and measurement of a modified lease at the date it is modified. The lease term includes only renewal options that are reasonably assured to exercise. The present value of lease payments is typically determined by using the Company’s estimated secured incremental borrowing rate for the associated lease term as interest rates implicit in the leases are not normally readily determinable. Management’s policy is to utilize the practical expedient to not record leases with an original term of twelve months or less on our consolidated balance sheets. Lease payments are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

Our existing leases are for facilities and equipment. None of our leases are with related parties. In addition to rent, office leases may require us to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. As a practical expedient, we account for the non-lease components together with the lease components as a single lease component for all of our leases. Only the fixed costs for leases are accounted for as a single lease component and recognized as part of a right-of-use asset and liability.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of unrestricted common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted and deferred common stock units using the “treasury stock” method when the effect is not anti-dilutive. In periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended April 30,
	2020	2019
	(Amounts in thousands)
Stock options	766	2,937
Restricted stock units	58	291
Deferred stock units	81	188
Performance stock units	—	115
	905	3,531

Recently Issued Accounting Pronouncement

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of our fiscal 2024. We are currently evaluating if this guidance will have a material effect to our consolidated financial statements.

3.	Fair Value Measurements

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 3 inputs for the periods presented:

		Fair Value at April 30, 2020 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$134	$—	$134
Marketable securities:
U.S. Treasury Notes and bonds	3,173	3,173	—
Corporate bonds	257	—	257
Total	$3,564	$3,173	$391

		Fair Value at January 31, 2020 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$1,408	$1,408	$—
Marketable securities:
U.S. Treasury Notes and bonds	3,360	3,360	—
Corporate bonds	1,257	—	1,257
Total	$6,025	$4,768	$1,257

Cash equivalents include money market funds and U.S. treasury bills.

Marketable securities by security type consisted of the following:

	As of April 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$3,114	$59	$—	$3,173
Corporate bonds	253	4	—	257
	$3,367	$63	$—	$3,430

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$3,310	$50	$—	$3,360
Corporate Bonds	1,254	3	—	1,257
	$4,564	$53	$—	$4,617

As of April 30, 2020, marketable securities consisted of investments that mature within one year, with the exception of investments with a fair value of $257 thousand that mature between one and two years.

4.	Consolidated Balance Sheet Detail

Property and equipment, net

Property and equipment, net consists of the following:

	As of
	April 30, 2020	January 31, 2020
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$9,710	$9,695
Service and spare components	—	1,158
Office furniture and equipment	232	170
Leasehold improvements	177	154
	10,119	11,177
Less: Accumulated depreciation and amortization	(9,518)	(10,623)
Total property and equipment, net	$601	$554

Accrued expenses

Accrued expenses consist of the following:

	As of
	April 30, 2020	January 31, 2020
	(Amounts in thousands)
Accrued employee compensation and benefits	$2,593	$3,236
Accrued professional fees	268	928
Sales tax and VAT payable	531	317
Accrued restructuring	51	744
Current obligation - right of use operating leases	808	722
Accrued third party hardware costs	—	1,169
Accrued other	2,028	870
Total accrued expenses	$6,279	$7,986

5.	Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform impairment tests related to our goodwill annually, which we perform during the third quarter of each fiscal year or if we identify certain events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount. The following table represents the changes in goodwill since January 31, 2020:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2020	$9,775
Cumulative translation adjustment	(120)
Balance as of April 30, 2020	$9,655

Intangible assets, net, consisted of the following at April 30, 2020:

	As of April 30, 2020
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$892	$(86)	$1,227
Acquired existing technology	1,364	553	(51)	760
Total finite-lived intangible assets	$3,569	$1,445	$(137)	$1,987

We recognized amortization expense of intangible assets in operating expense categories on the consolidated statement of operations and comprehensive loss as follows:

	For the Three Months Ended April 30,
	2020	2019
	(Amounts in thousands)
Selling and marketing	$—	$185
Research and development	284	113
	$284	$298

Future estimated amortization expense of acquired intangibles as of April 30, 2020 is as follows:

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
(Amounts in thousands)
2021	$852
2022	1,135
Total	$1,987

6.	Commitments and Contingencies

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

Cyber Security

We experienced a ransomware attack on our information technology system in the first quarter of fiscal 2021. While such attack did not have a material adverse effect on our business operation, it caused a temporary disruption. A forensic investigation is being conducted to determine if any data was compromised.

At April 30, 2020, we recorded a loss contingency of $0.8 million within accrued expenses on the consolidated balance sheet. At April 30, 2020, we also recorded a corresponding receivable for expected insurance recovery proceeds of $0.8 million included within prepaid expenses and other current assets on the consolidated balance sheet.

7.	Operating Leases

The Company has noncancelable operating leases for facilities and equipment expiring at various dates through 2025 and thereafter.

The components of lease expense are as follows:

	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
	(Amounts in thousands)
Operating lease cost	$322	$206
Short term lease cost	31	11
Total lease cost	$353	$217

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended April 30, 2020	Three Months Ended April 30, 2019
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$322	$206

Supplemental balance sheet information related to the Company's operating leases was as follows:

	April 30, 2020	January 31, 2020
	(Amounts in thousands)
Operating lease right-of-use assets	$4,929	$4,860

Current portion, operating lease liabilities	808	722
Operating lease liabilities, long term	4,464	4,348
Total operating lease liabilities	$5,272	$5,070

Weighted average remaining lease term (years)	4.8
Weighted average incremental borrowing rate	5.0%

The current portion, operating lease liabilities is included in the balance of accrued expenses at April 30, 2020. Rent payments for continuing operations were approximately $0.4 million for the three months ended April 30, 2020. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at April 30, 2020, are as follows:

Payments for Operating Leases
For the fiscal years ended January 31,	(Amounts in thousands)
2021	$769
2022	1,161
2023	1,284
2024	1,318
2025	1,357
Thereafter	59
Total lease payments	5,948
Less interest	676
Total operating lease liabilities	$5,272

8.	Severance and Restructuring Costs

During the three months ended April 30, 2020, we incurred severance and restructuring costs of $0.5 million, primarily for employee-related termination benefits driven by the COVID-19 pandemic. In fiscal 2020, we continued to streamline our operations and closed our service organizations in Ireland and the Netherlands.

The following table shows the change in accrued restructuring balances since January 31, 2020 primarily related to our fiscal 2020 restructuring efforts, reported as a component of accrued expenses on the consolidated balance sheets:

Employee- Related Benefits
(Amounts in thousands)
Accrued balance as of January 31, 2020	$744
Restructuring charges incurred	6
Cash payments	(690)
Other charges	(9)
Accrued balance as of April 30, 2020	51

9.	Stock-Based Compensation Expense

Equity Plans

2011 Compensation and Incentive Plan.

Our 2011 Compensation and Incentive Plan (the “2011 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants and directors. We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. The number of shares authorized for issuance under the 2011 Plan is 9,300,000. Additionally, outstanding awards under the 2005 Equity Compensation and Incentive Plan that, since adoption of the 2011 Plan, expire, terminate, or are surrendered or canceled without having been fully exercised are available for issuance under the 2011 Plan. As of April 30, 2020, there were 2,862,095 shares available for future grant.

Nonemployee members of the Board of Directors may elect to receive DSUs or stock options in lieu of RSUs. The number of units subject to the DSUs is determined as of the grant date and shall fully vest one year from the grant date. The shares underlying the DSUs are not vested and issued until the earlier of the director ceasing to be a member of the Board of Directors (provided such time is subsequent to the first day of the succeeding fiscal year) or immediately prior to a change in control.

Option awards may be granted to employees at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant. Option awards granted under the 2011 Plan generally vest over a period of one to three years and expire ten years from the date of the grant.

We have a Long-Term Incentive Program, adopted in fiscal 2016, under which the named executive officers and other of our key employees may receive long-term equity-based incentive awards, which are intended to align the interests of our named executive officers and other key employees with the long-term interests of our stockholders and to emphasize and reinforce our focus on team success. Long-term equity-based incentive compensation awards are made in the form of stock options, RSUs and PSUs subject to vesting based in part on the extent to which employment continues.

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of April 30, 2020. Under the ESPP, 5,702 and 7,819 shares were purchased during the first three months of fiscal 2021 and fiscal 2020, respectively.

Stock-Based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended April 30,
	2020	2019
	(Amounts in thousands)
Cost of revenue	$(8)	$(3)
Research and development	67	68
Sales and marketing	40	(86)
General and administrative	258	(413)
	$357	$(434)

There were no grants in the first quarter of fiscal 2020. As of April 30, 2020, unrecognized stock-based compensation expense related to unvested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of 2.1 years. As of April 30, 2020, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $0.8 million, which is expected to be recognized over a weighted average amortization period of 1.1 years. As of April 30, 2020, there was no unrecognized stock-based compensation expense related to unvested PSUs.

10.	Revenues from Contracts with Customers

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream for the three months ended April 30, 2020 and 2019:

	For the Three Months April 30,
	2020	2019
	(Amounts in thousands)
Product	$3,098	$1,179
Professional services	1,171	2,081
Maintenance	2,646	5,225
Total revenue	$6,915	$8,485

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of April 30, 2020 is $29.5 million. This amount includes amounts billed for undelivered services that are included in deferred revenue.

11.	Segment Information and Geographic Information

We have determined that we operate in one segment.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended April 30,
	2020	%	2019	%
	(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America (1)	$3,578	52%	$4,089	49%
Europe and Middle East	1,982	29%	2,970	35%
Latin America	1,133	16%	1,047	12%
Asia Pacific	222	3%	379	4%
Total revenue	$6,915		$8,485

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended April 30,
	2020	2019
	(Amounts in thousands, except percentages)
US Revenue	$2,343	$3,398
% of total revenue	34%	40%

The following summarizes long-lived assets by geographic locations:

	As of April 30, 2020%		As of January 31, 2020%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations (1):
North America	$14,059	75%	$13,293	75%
Europe and Middle East	4,594	25%	4,359	25%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$18,684		$17,683

(1)	Excludes long-term marketable securities and goodwill.
12.	Income Taxes

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

We recorded an income tax benefit of $21 thousand and an income tax provision of $0.4 million for the three months ended April 30, 2020 and April 30, 2019, respectively. Our effective tax rate in fiscal 2021 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2020, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

On March 4, 2019, our Board of Directors approved and adopted a Tax Benefits Preservation Plan to potentially limit our ability to use net operating loss carryforwards and certain other tax attributes (“NOLs”) to reduce our potential future federal income tax obligations.  In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan expires no later than March 4, 2022, and was approved by our stockholders at our 2019 annual meeting of stockholders on July 11, 2019.

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act includes several provisions that provide economic relief for individuals and businesses. The Company will continue to evaluate the impact of the CARES Act but does not expect it to result in a material impact.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and such statements involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Form 10-K for our fiscal year ended January 31, 2020 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

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

We initiated restructuring efforts in fiscal 2020 to improve operations and optimize our cost structure. In October 2019, we continued to streamline our operations and closed our service organizations in Ireland and the Netherlands resulting in annualized cost savings of approximately $6.0 million. We will also realize cost savings in fiscal 2021 related to the reduction in headcount driven by COVID-19.

On February 28, 2019, we entered into a Cooperation Agreement with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”).  As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock.  Pursuant to the Cooperation Agreement, we agreed to set the size of the Board of Directors of the Company (the “Board”) at eight members, appoint Robert Pons to the Board as a Class II Director, and appoint Jeffrey Tuder to the Board as a Class III Director.  Mr. Pons and Mr. Tuder were accordingly appointed to our Board upon execution of the Cooperation Agreement on February 28, 2019. On August 8, 2019, we amended the Cooperation Agreement to permit TAR Holdings, together with its affiliates, to own up to 25% of our securities.

On March 4, 2019, our Board approved and adopted a Tax Benefits Preservation Plan to deter acquisitions of our common stock that would potentially limit our ability to use net operating loss carryforwards and certain other tax attributes (“NOLs”) to reduce our potential future federal income tax obligations, which was subsequently approved by our stockholders at our 2019 annual meeting of stockholders.  In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date.  The Tax Benefits Preservation Plan expires no later than March 4, 2022. On August 8, 2019, we amended the Tax Benefits Preservation Plan to permit TAR Holdings, together with its affiliates, to own up to 25% of our securities.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended April 30,		Change
	2020	2019	$	%
	(Amounts in thousands, except for percentage data)
Revenue:
Product	$3,098	$1,179	$1,919	162.8%
Service	3,817	7,306	(3,489)	(47.8%)
Total revenue	6,915	8,485	(1,570)	(18.5%)
Cost of product revenue	1,580	909	671	73.8%
Cost of service revenue	2,826	4,668	(1,842)	(39.5%)
Total cost of revenue	4,406	5,577	(1,171)	(21.0%)
Gross profit	$2,509	$2,908	$(399)	(13.7%)
Gross product profit margin	49.0%	22.9%		26.1%
Gross service profit margin	26.0%	36.1%		(10.1%)
Gross profit margin	36.3%	34.3%		2.0%

Two customers accounted for 13% and 15% of total revenue in the first quarter of fiscal 2021 and one customer accounted for 17% of total revenue in the first quarter of fiscal 2020. See Part I Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 66% and 60% of total revenue in the three months ended April 30, 2020 and 2019, respectively. The increase in international sales as a percentage of total revenue in the three months ended April 30, 2020 as compared to the same period in fiscal 2020 is primarily due to a decrease in U.S. revenue generated.

Product Revenue

Product revenue increased by $1.9 million for the three months ended April 30, 2020 as compared to the three ended April 30, 2019. The increase for the three months ended April 30, 2020 was primarily due to revenue generated from a shift in sales to our end-to-end Framework offering, which did not begin until the end of our first quarter in fiscal 2020.

Service Revenue

Service revenue decreased by $3.5 million for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019. The decrease for the three months ended April 30, 2020 was primarily due to a decrease in our legacy professional service revenue related to our individual product sales and upgrades and a reduction to maintenance and support revenue provided on post warranty contracts as customers continue to provide their own solutions and legacy products are decommissioned.

Gross Profit and Margin

Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly, testing and implementation and ongoing maintenance of complete systems.

Our gross profit margin increased by 2% for the three months ended April 30, 2020 compared to the three months ended April 30, 2019 primarily due to a shift to our end-to-end Framework model during the period. Product profit margin increased by 26% for the three months ended April 30, 2020 compared to the three months ended April 30, 2019 primarily due to a shift to our end-to-end Framework model and a decrease in lower margin hardware sales. Service profit margins decreased by 10% for the three months ended April 30, 2020 compared to the three months ended April 30, 2019 primarily due to lower service revenue to absorb our fixed costs from professional services and maintenance and support revenue during the three months ended April 30, 2020 as customers continue to provide their own solutions and legacy products are decommissioned as well as a reduction in headcount.

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

	For the Three Months Ended April 30,		Change
	2020	2019	$	%
	(Amounts in thousands, except for percentage data)
Research and development expenses	$4,166	$4,252	$(86)	(2.0%)
% of total revenue	60.2%	50.1%

Research and development expenses decreased by $0.1 million for the three months ended April 30, 2020 as compared to the same period in fiscal 2020 primarily due to a decrease in labor costs associated with the lower headcount resulting from the cost-savings efforts implemented as part of our restructuring program in fiscal 2020 as well as a reduction in headcount in the first quarter of fiscal 2021 driven by the COVID-19 pandemic.

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

	For the Three Months Ended April 30,		Change
	2020	2019	$	%
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$2,126	$2,852	$(726)	(25.5%)
% of total revenue	30.7%	33.6%

Selling and marketing expenses decreased by $0.7 million for the three months ended April 30, 2020 as compared to the same period in fiscal 2020 primarily due to a decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring program in fiscal 2020 as well as a decrease in travel related expenses due to the COVID-19 pandemic.

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

	For the Three Months Ended April 30,		Change
	2020	2019	$	%
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,054	$4,249	$(2,195)	(51.7%)
% of total revenue	29.7%	50.1%

General and administrative expenses decreased by $2.2 million for the three months ended April 30, 2020 as compared to the same period in fiscal 2020 primarily due to a $0.2 million decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring program in fiscal 2020 as well as a $1.6 million reduction in the use of outside services and a $0.4 million reduction in bad debt expense.

Severance and Restructuring Costs

Severance costs consist of employee-related severance charges not related to a restructuring plan. Restructuring costs consist of charges related to restructuring including employee-related severance charges, remaining lease obligations and termination costs, and the disposal of equipment.

	For the Three Months Ended April 30,		Change
	2020	2019	$	%
	(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$486	$211	$275	130.3%
% of total revenue	7.0%	2.5%

Severance and other restructuring costs increased by $0.3 million for the three months ended April 30, 2020 as compared to the same period of fiscal 2020 primarily due to the termination costs related to a reduction in headcount driven by the COVID-19 pandemic.

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Three Months Ended April 30,		Change
	2020	2019	$	%
	(Amounts in thousands, except for percentage data)
Interest income, net	119	83	36	43.4%
Foreign exchange loss, net	(331)	(1,895)	1,564	(82.5%)
Miscellaneous (expense) income, net	4	21	(17)	(81.0%)
	$(208)	$(1,791)	$1,583

The principal components of other expense, net were interest income, net of $0.1 million and foreign exchange loss, net of $0.3 million for the three months ended April 30, 2020 and foreign exchange loss, net of $1.9 million for the three months ended April 30, 2019. Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Income Tax (Benefit) Provision

We recorded an income tax benefit of $21 thousand and an income tax provision of $0.4 million for the three months ended April 30, 2020 and April 30, 2019, respectively. Our effective tax rate in fiscal 2021 and in future periods may fluctuate on a quarterly basis, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, variance in actual results from our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2020, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Three Months Ended April 30,
	2020	2019
	(Amounts in thousands)
Net cash used in operating activities	$(4,263)	$(2,685)
Net cash provided by (used in) investing activities	1,063	(3,173)
Net cash provided by financing activities	137	9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	153	229
Net decrease in cash, cash equivalents and restricted cash	$(2,910)	$(5,620)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash and marketable securities totaled $9.8 million at April 30, 2020.

In fiscal 2020, we closed our Ireland and Netherlands service organizations in the continued streamlining of our operations resulting in annualized cost savings of approximately $6.0 million. In the first quarter of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, which will result in approximately $4.0 million of annualized cost savings.

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

On June 4, 2019, the Board authorized a share repurchase program, which expired on June 4, 2020, of up to $5.0 million of then outstanding shares of the Company. Under the share repurchase program, the Company is authorized to repurchase outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, and in privately negotiated transactions. There was no stock repurchase activity in the first quarter of fiscal 2021.

Net cash used in operating activities

Net cash used in operating activities was $4.3 million for the three months ended April 30, 2020. Net cash used in operating activities was primarily the result of our net loss of $6.5 million and changes in working capital, which includes a $3.1 million decrease in accounts receivable and a $0.6 million decrease in unbilled, partially offset by a $0.6 million increase in prepaid expenses and other current assets and other assets and a $1.7 million decrease in accrued expenses and other liabilities.

Net cash used in operating activities was $2.7 million for the three months ended April 30, 2019. Net cash used in operating activities was primarily the result of our net loss of $10.8 million and changes in working capital, which includes a $9.9 million decrease in accounts receivable partially offset by a $1.6 million decrease in accounts payable and a $.8 million decrease in deferred revenue.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $1.1 million for the three months ended April 30, 2020 and was primarily due to the sales and maturities of marketable securities. Net cash used in investing activities was $3.2 million for the three months ended April 30, 2019 and was primarily due to cash paid for the acquisition of Xstream A/S partially offset by the proceeds from the sale of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was $0.1 million for the three months ended April 30, 2020 due to the proceeds from the issuance of common stock related to option exercises and purchases through the Employee Stock Purchase Plan (“ESPP”). Net cash provided by financing activities was $9 thousand for the three months ended April 30, 2019 due to the proceeds from the issuance of common stock.

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

We are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alterations to their normal business operations, and in general, the markets are experiencing a significant level of uncertainty at the current time. Virtualization of our team’s sales activities could foreclose future business opportunities, particularly as our customers limit spending, which could negatively impact the willingness of our customers to enter into or renew contracts with us.  The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES) Act”).  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact that the CARES Act may have on our business, including our ability to utilize our NOLs.

The Paycheck Protection Program

On May 5, 2020, the Company entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in an aggregate principal amount of $2,412,890 pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act administered by the U.S. Small Business Administration (“SBA”).

Interest accrues on the Note at a fixed rate of one percent (1%) per annum, with the payment of the first six months of interest and principal deferred. The Note has an initial term of two years, is unsecured and is guaranteed by the SBA. The Company may apply to the Lender for forgiveness of the Note, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the eight-week period beginning on May 7, 2020, calculated in accordance with the terms of the CARES Act.

Subject to any forgiveness under the PPP, the Note will mature on May 5, 2022. Beginning on the seven-month anniversary of the date of the Note, the Company is required to make 18 monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default including, among others, those relating to breaches of the Company’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Note. The Note may be accelerated upon the occurrence of an event of default.

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

Based on the evaluation of our disclosure controls and procedures as of April 30, 2020, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the three months ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of our historical agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us (see Note 6).

ITEM 1A.	Risk Factors

In addition to other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2020, which could materially affect our business, financial conditions, and results of operations. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Form 10-K.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits
(a)	Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Index to Exhibits

No.	Description

10.1

Note, dated May 5, 2020, between SeaChange International, Inc. and Silicon Valley Bank (filed as exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2020 with the Commission and incorporated herein by reference).

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

   *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 2020

SEACHANGE INTERNATIONAL, INC.

by:	/s/ YOSSI ALONI
Yossi Aloni
Chief Executive Officer

by:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Senior Vice President and Treasurer