Form 10-Q
period 2020-07-31
SEACHANGE INTERNATIONAL INC
filed 2020-09-09
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock on August 31, 2020 was 37,556,067.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	July 31,	January 31,
	2020	2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	$7,655	$9,297
Marketable securities	2,141	3,835
Accounts receivable, net of allowance for doubtful accounts of $904 and $947 at July 31, 2020 and January 31, 2020, respectively	6,011	12,127
Unbilled receivables	11,932	14,279
Prepaid expenses and other current assets	4,928	5,112
Total current assets	32,667	44,650
Property and equipment, net	636	554
Operating lease right-of-use assets	5,505	4,860
Marketable securities, long-term	—	782
Intangible assets, net	1,868	2,300
Goodwill	10,441	9,775
Unbilled receivables, long-term	9,033	9,031
Other assets	831	938
Total assets	$60,981	$72,890
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,717	$4,007
Accrued expenses	5,656	7,986
Deferred revenue	4,674	5,041
Promissory note	1,072	—
Total current liabilities	14,119	17,034
Deferred revenue, long-term	423	1,140
Operating lease liabilities, long-term	4,607	4,348
Taxes payable, long-term	338	436
Promissory note, long-term	1,341	—
Deferred tax liabilities, long-term	186	—
Total liabilities	21,014	22,958
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized at July 31, 2020 and January 31, 2020; 37,727,987 shares issued and 37,556,067 shares outstanding at July 31, 2020; 37,303,952 shares issued and 37,163,462 outstanding at January 31, 2020	377	373
Additional paid-in capital	245,817	245,067
Treasury stock, at cost; 171,920 shares at July 31, 2020 and 140,490 shares at January 31, 2020	(227)	(147)
Accumulated other comprehensive loss	(500)	(2,137)
Accumulated deficit	(205,500)	(193,224)
Total stockholders' equity	39,967	49,932
Total liabilities and stockholders' equity	$60,981	$72,890

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
Revenue:
Product	$1,066	$11,968	$4,164	$13,147
Service	3,929	6,844	7,746	14,150
Total revenue	4,995	18,812	11,910	27,297
Cost of revenue:
Product	788	3,039	2,368	3,948
Service	2,393	4,885	5,219	9,553
Total cost of revenue	3,181	7,924	7,587	13,501
Gross profit	1,814	10,888	4,323	13,796
Operating expenses:
Research and development	3,360	3,775	7,526	8,027
Selling and marketing	1,728	2,963	3,854	5,815
General and administrative	2,367	4,150	4,421	8,399
Severance and restructuring costs	543	659	1,029	870
Total operating expenses	7,998	11,547	16,830	23,111
Loss from operations	(6,184)	(659)	(12,507)	(9,315)
Other income (expense), net	373	(78)	165	(1,869)
Loss before income taxes	(5,811)	(737)	(12,342)	(11,184)
Income tax benefit	45	563	66	161
Net loss	$(5,766)	$(174)	$(12,276)	$(11,023)
Net loss per share, basic	$(0.15)	$—	$(0.33)	$(0.30)
Net loss per share, diluted	$(0.15)	$—	$(0.33)	$(0.30)
Weighted average common shares outstanding, basic	37,527	36,602	37,376	36,532
Weighted average common shares outstanding, diluted	37,527	36,602	37,376	36,532

Comprehensive loss:
Net loss	$(5,766)	$(174)	$(12,276)	$(11,023)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,665	133	1,641	1,340
Unrealized (losses) gains on marketable securities	(13)	25	(4)	60
Total other comprehensive income	1,652	158	1,637	1,400
Comprehensive loss	$(4,114)	$(16)	$(10,639)	$(9,623)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except share data)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at April 30, 2020	37,661,641	376	245,558	(147)	(2,152)	(199,734)	$43,901
Issuance of common stock pursuant to vesting of restricted stock units	66,346	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	260	—	—	—	260
Repurchases of common stock	—	—	—	(80)	—	—	(80)
Unrealized losses on marketable securities	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	—	1,665	—	1,665
Net loss	—	—	—	—	—	(5,766)	(5,766)
Balances at July 31, 2020	37,727,987	$377	$245,817	$(227)	$(500)	$(205,500)	$39,967

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at April 30, 2019	36,553,025	365	242,885	(5)	(2,151)	(195,152)	$45,942
Issuance of common stock pursuant to vesting of restricted stock units	258,036	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	631	—	—	—	631
Repurchases of common stock	—	—	—	(142)	—	—	(142)
Unrealized gains on marketable securities	—	—	—	—	25	—	25
Foreign currency translation adjustment	—	—	—	—	133	—	133
Net loss	—	—	—	—	—	(174)	(174)
Balances at July 31, 2019	36,811,061	$367	$243,514	$(147)	$(1,993)	$(195,326)	$46,415

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except share data)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2020	37,303,952	$373	$245,067	$(147)	$(2,137)	$(193,224)	$49,932
Issuance of common stock pursuant to vesting of restricted stock units	379,063	4	(4)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	39,270	—	119	—	—	—	119
Issuance of common stock pursuant to ESPP purchases	5,702	—	18	—	—	—	18
Stock-based compensation expense	—	—	617	—	—	—	617
Repurchases of common stock	—	—	—	(80)	—	—	(80)
Unrealized losses on marketable securities	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	1,641	—	1,641
Net loss	—	—	—	—	—	(12,276)	(12,276)
Balances at July 31, 2020	37,727,987	$377	$245,817	$(227)	$(500)	$(205,500)	$39,967

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2019	35,946,100	$359	$242,442	$(5)	$(3,393)	$(184,303)	$55,100
Issuance of common stock pursuant to acquisition of Xstream	541,738	5	869	—	—	—	874
Issuance of common stock pursuant to vesting of restricted stock units	315,404	3	(3)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	7,819	—	9	—	—	—	9
Stock-based compensation expense	—	—	197	—	—	—	197
Repurchases of common stock	—	—	—	(142)	—	—	(142)
Unrealized gains on marketable securities	—	—	—	—	60	—	60
Foreign currency translation adjustment	—	—	—	—	1,340	—	1,340
Net loss	—	—	—	—	—	(11,023)	(11,023)
Balances at July 31, 2019	36,811,061	$367	$243,514	$(147)	$(1,993)	$(195,326)	$46,415

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Six Months Ended July 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,276)	$(11,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	725	1,093
(Recovery of) provision for bad debts	(216)	388
Stock-based compensation expense	617	197
Deferred income taxes	186	(203)
Realized and unrealized foreign currency transaction loss	1,641	1,340
Other	(3)	67
Changes in operating assets and liabilities:
Accounts receivable	6,332	8,482
Unbilled receivables	2,345	(6,598)
Inventory	—	726
Prepaid expenses and other current assets and other assets	291	196
Accounts payable	(1,290)	1,350
Accrued expenses and other liabilities	(2,814)	(2,463)
Deferred revenue	(1,084)	(1,590)
Net cash used in operating activities	(5,546)	(8,038)
Cash flows from investing activities:
Purchases of property and equipment	(202)	(153)
Cash paid for acquisitions, net	—	(3,838)
Purchases of marketable securities	—	(823)
Proceeds from sales and maturities of marketable securities	2,476	1,593
Net cash provided by (used in) investing activities	2,274	(3,221)
Cash flows from financing activities:
Proceeds from issuance of common stock	137	9
Repurchases of common stock	(80)	(142)
Proceeds from Paycheck Protection Program	2,413	—
Net cash provided by (used in) financing activities	2,470	(133)
Effect of exchange rate on cash and cash equivalents	(840)	277
Net decrease in cash, cash equivalents and restricted cash	(1,642)	(11,115)
Cash, cash equivalents and restricted cash at beginning of period	9,297	20,317
Cash, cash equivalents and restricted cash at end of period	$7,655	$9,202
Supplemental disclosure of cash flow information
Income taxes paid	$92	$76
Non-cash activities:
Purchases of property and equipment included in accounts payable	$—	$58
Right-of-use assets obtained in exchange for lease obligations	$987	$2,048
Fair value of common stock issued in acquisition	$—	$874

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (the “CARES) Act”).  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impact that the CARES Act may have on our business, including the extent of our Paycheck Protection Program (the “PPP”) loan forgiveness eligibility.

The Paycheck Protection Program

On May 5, 2020, the Company entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in an aggregate principal amount of $2,412,890 pursuant to the PPP under the CARES Act administered by the U.S. Small Business Administration (“SBA”). The Note is included in our consolidated balance sheets.

Interest accrues on the Note at a fixed rate of one percent (1%) per annum, with the payment of the first six months of interest and principal deferred and is included in accrued expenses in our consolidated balance sheets. The Note has an initial term of two years, is unsecured and is guaranteed by the SBA. The Company may apply to the Lender for forgiveness of the Note, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 7, 2020, calculated in accordance with the terms of the CARES Act.

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

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of January 31, 2020 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on April 20, 2020.
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

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows as of July 31, 2020 and 2019:

	As of July 31,
	2020	2019
	(Amounts in thousands)
Cash and cash equivalents	$7,427	$9,202
Restricted cash	228	—
Total cash, cash equivalents and restricted cash	$7,655	$9,202

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

We sell our software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. Two customers accounted for 22% and 11% of total revenue in the second quarter of fiscal 2021 and two customers accounted for 20% and 10% of total revenue in the second quarter of fiscal 2020. One customer accounted for 18% of total revenue in the first six months of fiscal 2021 and one customer accounted for 14% of total revenue in the first six months of fiscal 2020. Two customers accounted for 29% and 17% of the accounts receivable balance as of July 31, 2020. Two customers accounted for 16% and 10% of the accounts receivable balance as of January 31, 2020.

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

Our cash equivalents and marketable securities are carried at fair value determined according to the fair value hierarchy described above. The carrying values of our accounts and other receivables, unbilled receivables, accounts payable, accrued expenses, and the Note approximate their fair values due to the short-term nature of these assets and liabilities.

Goodwill and Acquired Intangible Assets

We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.  Goodwill is not amortized, but rather is tested for impairment annually on August 1st of each year, or more frequently if facts and circumstances warrant a review, such as the ones mentioned in impairments of long-lived assets below. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. We assess both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The Company tested for goodwill impairment as of July 31, 2020 in consideration of the COVID-19 pandemic and determined there was no impairment. Through July 31, 2020, we have recorded accumulated goodwill impairment charges of $54.8 million.

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

Judgment is required to determine the standalone selling price for each distinct performance obligation. We determine standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price, taking into account available information such as market conditions, and internally approved pricing guidelines related to the performance obligations. In instances where stand-alone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the stand-alone selling price based on a cost-plus model as market and other observable inputs are seldom present based on the proprietary nature of our products and services.

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

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under Accounting Standards Codification (“ASC”) 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment of these assets existed as of July 31, 2020 or January 31, 2020. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $862 thousand as of July 31, 2020 compared to $958 thousand as of January 31, 2020. Current deferred capitalized commission costs are included in prepaid expense and other current assets in our consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in our consolidated balance sheets. Capitalized commissions expensed during the six months ended July 31, 2020 and 2019 included in the consolidated statement of operations and comprehensive loss were $218 thousand and $59 thousand, respectively.

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

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
	(Amounts in thousands)
Stock options	2,314	2,596	967	2,764
Restricted stock units	65	128	58	219
Deferred stock units	82	254	82	229
Performance stock units	—	120	—	111
	2,461	3,098	1,107	3,323

Recently Issued Accounting Pronouncement

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of our fiscal 2024. We are currently evaluating if this guidance will have a material effect to our consolidated financial statements.
3.	Fair Value Measurements

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 3 inputs for the periods presented:

		Fair Value at July 31, 2020 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$1,432	$—	$1,432
Marketable securities:
U.S. Treasury Notes and bonds	1,887	1,887	—
Corporate bonds	254	—	254
Total	$3,573	$1,887	$1,686

		Fair Value at January 31, 2020 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$1,408	$1,408	$—
Marketable securities:
U.S. Treasury Notes and bonds	3,360	3,360	—
Corporate bonds	1,257	—	1,257
Total	$6,025	$4,768	$1,257

Cash equivalents include money market funds and U.S. treasury bills.

Marketable securities by security type consisted of the following:

	As of July 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$1,841	$46	$—	$1,887
Corporate bonds	251	3	—	254
	$2,092	$49	$—	$2,141

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$3,310	$50	$—	$3,360
Corporate Bonds	1,254	3	—	1,257
	$4,564	$53	$—	$4,617

As of July 31, 2020, marketable securities consisted of investments that mature within one year.
4.	Consolidated Balance Sheet Detail

Property and equipment, net

Property and equipment, net consists of the following:

	As of
	July 31, 2020	January 31, 2020
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$9,748	$9,695
Service and spare components	—	1,158
Office furniture and equipment	307	170
Leasehold improvements	206	154
	10,261	11,177
Less: Accumulated depreciation and amortization	(9,625)	(10,623)
Total property and equipment, net	$636	$554

Accrued expenses

Accrued expenses consist of the following:

	As of
	July 31, 2020	January 31, 2020
	(Amounts in thousands)
Accrued employee compensation and benefits	$2,634	$3,236
Accrued professional fees	328	928
Sales tax and VAT payable	438	317
Accrued restructuring	4	744
Current obligation - right of use operating leases	1,295	722
Accrued third party hardware costs	—	1,169
Accrued other	957	870
Total accrued expenses	$5,656	$7,986

5.	Goodwill and Intangible Assets

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

Goodwill
(Amounts in thousands)
Balance as of January 31, 2020	$9,775
Translation adjustment	666
Balance as of July 31, 2020	$10,441

Intangible assets, net, consisted of the following at July 31, 2020:

	As of July 31, 2020
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$1,084	$32	$1,153
Acquired existing technology	1,364	672	23	715
Total finite-lived intangible assets	$3,569	$1,756	$55	$1,868

We recognized amortization expense of intangible assets in operating expense categories on the consolidated statement of operations and comprehensive loss as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Selling and marketing	$366	$185	$366	$370
Research and development	(67)	115	217	228
	$299	$300	$583	$598

Future estimated amortization expense of acquired intangibles as of July 31, 2020 is as follows:

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
(Amounts in thousands)
2021	$623
2022	1,245
Total	$1,868

6.	Commitments and Contingencies

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

7.	Operating Leases

The Company has noncancelable operating leases for facilities and equipment expiring at various dates through 2025 and thereafter.

The components of lease expense are as follows:

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
	(Amounts in thousands)
Operating lease cost	$306	$628
Short term lease cost	9	40
Total lease cost	$315	$668

Supplemental cash flow information related to the Company’s operating leases was as follows:

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$244	$566

Supplemental balance sheet information related to the Company's operating leases was as follows:

	July 31, 2020	January 31, 2020
	(Amounts in thousands)
Operating lease right-of-use assets	$5,505	$4,860

Current portion, operating lease liabilities	1,295	722
Operating lease liabilities, long term	4,607	4,348
Total operating lease liabilities	$5,902	$5,070

Weighted average remaining lease term (years)	4.5
Weighted average incremental borrowing rate	5.0%

The current portion, operating lease liabilities is included in the balance of accrued expenses at July 31, 2020. Rent payments for continuing operations were approximately $0.3 million for the three months ended July 31, 2020 and $0.7 million for the six months ended July 31, 2020. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at July 31, 2020, are as follows:

Payments for Operating Leases
For the fiscal years ended January 31,	(Amounts in thousands)
2021	$552
2022	1,213
2023	1,337
2024	1,373
2025	1,413
Thereafter	59
Total lease payments	5,947
Less interest	45
Total operating lease liabilities	$5,902

8.	Severance and Restructuring Costs

During the three and six months ended July 31, 2020, we incurred severance and restructuring costs of $0.5 million and $1 million, respectively, primarily for employee-related termination benefits driven by the COVID-19 pandemic and the transfer of our technical support operations to our Poland location. In fiscal 2020, we continued to streamline our operations and closed our service organizations in Ireland and the Netherlands.

The following table shows the change in accrued restructuring balances since January 31, 2020 primarily related to our fiscal 2020 restructuring efforts, reported as a component of accrued expenses on the consolidated balance sheets:

Employee- Related Benefits
(Amounts in thousands)
Accrued balance as of January 31, 2020	$744
Restructuring charges incurred	6
Cash payments	(737)
Other charges	(9)
Accrued balance as of July 31, 2020	4

9.	Stock-Based Compensation Expense

Equity Plans

2011 Compensation and Incentive Plan

Our 2011 Compensation and Incentive Plan (the “2011 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants and directors. We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. The number of shares authorized for issuance under the 2011 Plan is 9,300,000. Additionally, outstanding awards under the 2005 Equity Compensation and Incentive Plan that, since adoption of the 2011 Plan, expire, terminate, or are surrendered or canceled without having been fully exercised are available for issuance under the 2011 Plan. As of July 31, 2020, there were 2,188,287 shares available for future grant.

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

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of July 31, 2020. Under the ESPP, 5,702 and 7,819 shares were purchased during the first three months of fiscal 2021 and fiscal 2020, respectively. The Company has suspended the ESPP as of April 1, 2020 and is still evaluating when suspension will be lifted, if at all.

Award Activity

There were no awards in the first quarter of fiscal 2021. In the second quarter of fiscal 2021, we granted 300,998 option awards, which include PSU options, and 607,807 RSU awards, which include DSUs and PSUs, with a combined fair value totaling $1.5 million. In the first quarter of fiscal 2021, we canceled 114,260 option awards and 98,841 RSU awards. In the second quarter of fiscal 2021, we canceled 184,999 option awards and 49,998 RSU awards.

Stock-Based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$—	$22	$(8)	$19
Research and development	68	82	135	150
Sales and marketing	55	77	95	(9)
General and administrative	137	450	395	37
	$260	$631	$617	$197

As of July 31, 2020, unrecognized stock-based compensation expense related to unvested stock options was approximately $1.4 million, which is expected to be recognized over a weighted average period of 1.8 years. As of July 31, 2020, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $1.2 million, which is expected to be recognized over a weighted average amortization period of 1.5 years. Additionally, as of July 31, 2020, unrecognized stock-based compensation expenses related to unvested PSUs was approximately $0.2 million, which is expected to be recognized over a weighted average amortization period of 1.6 years.
10.	Revenues from Contracts with Customers

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream for the three months ended July 30, 2020 and 2019:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Product	$1,066	$11,968	$4,164	$13,147
Professional services	360	1,845	624	3,926
Maintenance	3,569	4,999	7,122	10,224
Total revenue	$4,995	$18,812	$11,910	$27,297

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of July 31, 2020 is $26.7 million. This amount includes amounts billed for undelivered services that are included in deferred revenue.

11.	Segment Information and Geographic Information

We have determined that we operate in one segment.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended July 31,				For the Six Months Ended July 31,
	2020	%	2019	%	2020	%	2019	%
	(Amounts in thousands, except percentages)				(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America (1)	$2,318	46%	$11,567	62%	$5,896	50%	$15,656	57%
Europe and Middle East	2,150	43%	2,724	14%	4,132	35%	5,694	21%
Latin America	343	7%	4,132	22%	1,476	12%	5,179	19%
Asia Pacific	184	4%	389	2%	406	3%	768	3%
Total revenue	$4,995		$18,812		$11,910		$27,297

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2020	2019	2020	2019
	(Amounts in thousands, except percentages)		(Amounts in thousands, except percentages)
US Revenue	$1,662	$9,666	$4,005	$13,064
% of total revenue	33%	51%	34%	48%

The following summarizes long-lived assets by geographic locations:

	As of July 31, 2020%		As of January 31, 2020%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations (1):
North America	$12,549	70%	$13,293	75%
Europe and Middle East	5,293	30%	4,359	25%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$17,873		$17,683

(1)	Excludes long-term marketable securities and goodwill.
12.	Income Taxes

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

We recorded an income tax benefit of less than $0.1 million and $0.6 million for the three months ended July 31, 2020 and July 31, 2019, respectively. We recorded an income tax benefit of $0.1 million and $0.2 million for the six months ended July 31, 2020 and July 31, 2019, respectively. The tax provision for the six months ended July 31, 2020 includes a $0.2 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2021 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2020, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service through fiscal 2013; however, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act includes several provisions that provide economic relief for individuals and businesses. The Company does not expect the CARES Act to result in a material impact on our income taxes.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and such statements involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K (the “Form 10-K”) for our fiscal year ended January 31, 2020 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

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

Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand. Using our products and services, we believe customers can increase revenue by offering services such as video-on-demand (“VOD”) programming on a variety of consumer devices, including televisions, mobile telephones (“smart phones”), personal computers (“PCs”), tablets and OTT streaming players. Our solutions enable service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

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

In the first quarter of fiscal 2021, we experienced a ransomware attack on our information technology system. While such attack did not have a material adverse effect on our business operation, it caused a temporary disruption. A forensic investigation is being conducted to determine if any data was compromised.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Revenue:
Product	$1,066	$11,968	$(10,902)	(91.1%)	$4,164	$13,147	$(8,983)	(68.3%)
Service	3,929	6,844	(2,915)	(42.6%)	7,746	14,150	(6,404)	(45.3%)
Total revenue	4,995	18,812	(13,817)	(73.4%)	11,910	27,297	(15,387)	(56.4%)
Cost of product revenue	788	3,039	(2,251)	(74.1%)	2,368	3,948	(1,580)	(40.0%)
Cost of service revenue	2,393	4,885	(2,492)	(51.0%)	5,219	9,553	(4,334)	(45.4%)
Total cost of revenue	3,181	7,924	(4,743)	(59.9%)	7,587	13,501	(5,914)	(43.8%)
Gross profit	$1,814	$10,888	$(9,074)	(83.3%)	$4,323	$13,796	$(9,473)	(68.7%)
Gross product profit margin	26.1%	74.6%		(48.5%)	43.1%	70.0%		(26.9%)
Gross service profit margin	39.1%	28.6%		10.5%	32.6%	32.5%		0.1%
Gross profit margin	36.3%	57.9%		(21.6%)	36.3%	50.5%		(14.2%)

Two customers accounted for 22% and 11% of total revenue for the three months ended July 31, 2020 and one customer accounted for 18% of total revenue for the six months ended July 31, 2020. Two customers accounted for 20% and 10% of total revenue for the three months ended July 2019 and one customer accounted for 14% of total revenue for the six months ended July 31, 2019. See Part I Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 67% and 49% of total revenue in the three months ended July 31, 2020 and 2019, respectively. International revenue accounted for 66% and 52% for the six months ended July 31, 2020 and 2019, respectively. The increase in international sales as a percentage of total revenue in the three and six months ended July 31, 2020 as compared to the three and six months ended July 31, 2019 is primarily due to a decrease in U.S. revenue generated.

Product Revenue

Product revenue decreased by $10.9 million and $9.0 million for the three and six months ended July 31, 2020, respectively, as compared to the three and six months ended July 31, 2019. The decrease for the three and six months ended July 31, 2020 was primarily due to the COVID-19 pandemic, resulting in lower sales.

Service Revenue

Service revenue decreased by $2.9 million and $6.4 million for the three and six months ended July 31, 2020, respectively, as compared to the three and six months ended July 31, 2019. The decrease for the three and six months ended July 31, 2020 was primarily due to a decrease in our legacy professional service revenue related to our individual product sales and upgrades and a reduction to maintenance and support revenue provided on post warranty contracts as customers continue to provide their own solutions and legacy products are decommissioned.

Gross Profit and Margin

Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly, testing and implementation and ongoing maintenance of complete systems.

Our gross profit margin decreased by 22% and 14% for the three and six months ended July 31, 2020, respectively, as compared to the three and six months ended July 31, 2019 primarily due to lower revenue generated as a result of the COVID-19 pandemic. Product profit margin decreased by 49% and 27% for the three and six months ended July 31, 2020, respectively, as compared to the three and six months ended July 31, 2019 primarily due to lower revenue generated as a result of the COVID-19 pandemic. Service profit margins increased by 11% and 0.1% for the three and six months ended July 31, 2020, respectively, as compared to the three and six months ended July 31, 2019 primarily due to a reduction in headcount driven by the COVID-19 pandemic while still recognizing legacy revenue.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Research and development expenses	$3,360	$3,775	$(415)	(11.0%)	$7,526	$8,027	$(501)	(6.2%)
% of total revenue	67.3%	20.1%			63.2%	29.4%

Research and development expenses decreased by $0.4 million and $0.5 million for the three and six months ended July 31, 2020, respectively, as compared to the three and six months ended July 31, 2019 primarily due to a decrease in labor costs associated with the lower headcount resulting from the cost-savings efforts implemented as part of our restructuring program in the second half of fiscal 2020 as well as a reduction in headcount in the first and second quarters of fiscal 2021 driven by the COVID-19 pandemic.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$1,728	$2,963	$(1,235)	(41.7%)	$3,854	$5,815	$(1,961)	(33.7%)
% of total revenue	34.6%	15.8%			32.4%	21.3%

Selling and marketing expenses decreased by $1.2 and $2.0 million for the three and six months ended July 31, 2020, respectively, as compared to the three and six month ended July 31, 2019 primarily due to a decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring program in the second half of fiscal 2020 as well as a reduction in headcount, salaries and compensation, and a decrease in travel related expenses due to the COVID-19 pandemic.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,367	$4,150	$(1,783)	(43.0%)	$4,421	$8,399	$(3,978)	(47.4%)
% of total revenue	47.4%	22.1%			37.1%	30.8%

General and administrative expenses decreased by $1.8 million for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019 primarily due to a $1.2 million reduction in salaries and compensation driven by the COVID-19 pandemic, a $0.2 million decrease in bad debt expense, and reduction in other general expenditures. General and administrative expenses decreased by $4.0 million for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019 primarily due to a $0.9 million reduction in salaries and compensation driven by the COVID-19 pandemic, a $1.8 million reduction in the use of outside services, a $0.6 million reduction to bad debt expense, and a reduction in other general expenditures.

Severance and Restructuring Costs

Severance costs consist of employee-related severance charges not related to a restructuring plan. Restructuring costs consist of charges related to restructuring including employee-related severance charges, remaining lease obligations and termination costs, and the disposal of equipment.

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$543	$659	$(116)	(17.6%)	$1,029	$870	$159	18.3%
% of total revenue	10.9%	3.5%			8.6%	3.2%

Severance and restructuring costs decreased by $0.1 million for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019 primarily due to the cost-saving efforts implemented as part of our restructuring program in fiscal 2020. Severance and restructuring costs increased by $0.2 million for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019 primarily due to the termination costs related to a reduction in headcount driven by the COVID-19 pandemic.

Other Income (Expense), Net

The table below provides detail regarding our other income (expense), net:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Interest income, net	$113	$90	$23	25.6%	232	173	59	34.1%
Foreign exchange gain (loss), net	240	(186)	426	(229.0%)	(91)	(2,081)	1,990	(95.6%)
Miscellaneous income (expense), net	20	18	2	11.1%	24	39	(15)	(38.5%)
	$373	$(78)	$451		$165	$(1,869)	$2,034

The principal components of other income (expense), net were interest income, net of $0.1 million and foreign exchange gain, net of $0.2 million for the three months ended July 31, 2020 and interest income, net of $0.1 million and foreign exchange loss, net of $0.2 million for the three months ended July 31, 2019. The principal components of other income (expense), net were interest income, net of $0.2 million and foreign exchange loss, net of $0.1 million for the six months ended July 31, 2020 and interest income, net of $0.2 million and foreign exchange loss, net of $2.1 million for the six months ended July 31, 2019. Our foreign exchange gain (loss), net is primarily due to the revaluation of intercompany notes.

Income Tax Benefit

We recorded an income tax benefit of less than $0.1 million and $0.6 million for the three months ended July 31, 2020 and July 31, 2019, respectively. We recorded an income tax benefit of $0.1 million and $0.2 million for the six months ended July 31, 2020 and July 31, 2019, respectively. The tax provision for the six months ended July 31, 2020 includes a $0.2 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2021 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2020, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service through fiscal 2013. We are no longer subject to U.S. federal examinations before fiscal 2015. However, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Six Months Ended July 31,
	2020	2019
	(Amounts in thousands)
Net cash used in operating activities	$(5,546)	$(8,038)
Net cash provided by (used in) investing activities	2,274	(3,221)
Net cash provided by (used in) financing activities	2,470	(133)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(840)	277
Net decrease in cash, cash equivalents and restricted cash	$(1,642)	$(11,115)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash and marketable securities totaled $9.8 million at July 31, 2020.

In fiscal 2020, we closed our Ireland and Netherlands service organizations in the continued streamlining of our operations resulting in annualized cost savings of approximately $6.0 million. In the first and second quarters of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, which will result in approximately $7.6 million of annualized cost savings.  Additionally, in the second quarter of fiscal 2021 we transferred our technical support services to our Poland location.

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

On June 4, 2019, the Board authorized a share repurchase program, which expired on June 4, 2020, of up to $5.0 million of then outstanding shares of the Company. Under the share repurchase program, the Company is authorized to repurchase outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and in privately negotiated transactions. There was no stock repurchase activity in the first quarter of fiscal 2021.

Net cash used in operating activities

Net cash used in operating activities was $5.5 million for the six months ended July 31, 2020. Net cash used in operating activities was primarily the result of our net loss of $12.3 million, a $1.6 million non-cash foreign currency transaction loss, and changes in working capital, which includes a $6.3 million decrease in accounts receivable and a $2.3 million decrease in unbilled receivables, a $1.3 million decrease in accounts payable, a $2.8 million decrease in accrued expenses and other liabilities, and a $1.1 million decrease in deferred revenue.

Net cash used in operating activities was $8.0 million for the six months ended July 31, 2019. Net cash used in operating activities was primarily the result of our net loss of $11.0 million, a $1.3 million non-cash foreign currency transaction loss, and changes in working capital, which includes a $8.5 million decrease in accounts receivable, $2.5 million decrease in accrued expenses and other liabilities, and a $1.6 million decrease in deferred revenue partially offset by a $6.6 million increase in unbilled receivables and a $1.4 million increase in accounts payable.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $2.3 million for the six months ended July 31, 2020 and was primarily due to the proceeds from the sales and maturities of marketable securities partially offset by purchases of property and equipment. Net cash used in investing activities was $3.2 million for the six months ended July 31, 2019 and was primarily due to cash paid for the acquisition of Xstream A/S in February 2019 partially offset by the net proceeds from the sales and maturities of marketable securities.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $2.5 million for the six months ended July 31, 2020 due to the $2.4 million in proceeds from the Paycheck Protection Program (“PPP”) and $0.1 million from the issuance of common stock related to option exercises and purchases through the Employee Stock Purchase Plan partially offset by $0.1 million in payments to the taxing authorities in connection with shares directly withheld from employees. Net cash used in financing activities was $0.1 million for the six months ended July 31, 2019 due to the $9 thousand in proceeds from the issuance of common stock offset by $0.1 million for the repurchases of common stock.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES) Act”).  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact that the CARES Act may have on our business, including the extent of our PPP loan forgiveness eligibility.

The Paycheck Protection Program

On May 5, 2020, the Company entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in an aggregate principal amount of $2,412,890 pursuant to the PPP under the CARES Act administered by the U.S. Small Business Administration (“SBA”).

Interest accrues on the Note at a fixed rate of one percent (1%) per annum, with the payment of the first six months of interest and principal deferred. The Note has an initial term of two years, is unsecured and is guaranteed by the SBA. The Company may apply to the Lender for forgiveness of the Note, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 7, 2020, calculated in accordance with the terms of the CARES Act.

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

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K on file with the Securities and Exchange Commission (the “SEC”).

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and chief financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of July 31, 2020, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the three months ended July 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact of their design and operating effectiveness.

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

Index to Exhibits

No.	Description
10.1*	Offer letter, dated as of December 10, 2018, by and between SeaChange International, Inc. and Marek Kielczewski.

10.2*	Offer letter, dated as of August 28, 2019, by and between SeaChange International, Inc. and Chad Hassler.

10.3*	Change-in-Control Severance Agreement, dated as of August 29, 2019, by and between SeaChange International, Inc. and Chad Hassler.

10.4

Note, dated May 5, 2020, between SeaChange International, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2020 with the Commission and incorporated herein by reference).

10.5

Letter of Intent, dated July 2, 2020, between SeaChange International, Inc. and CCUR Holdings, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2020 with the Commission and incorporated herein by reference).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

   *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 9, 2020

SEACHANGE INTERNATIONAL, INC.

by:	/s/ YOSSI ALONI
Yossi Aloni
Chief Executive Officer

by:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Senior Vice President and Treasurer