Form 10-Q
period 2020-10-31
SEACHANGE INTERNATIONAL INC
filed 2020-12-10
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

The number of shares outstanding of the registrant’s Common Stock on November 30, 2020 was 37,556,067.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	October 31,	January 31,
	2020	2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	$5,124	$9,297
Marketable securities	1,034	3,835
Accounts receivable, net of allowance for doubtful accounts of $903 and $947 at October 31, 2020 and January 31, 2020, respectively	5,259	12,127
Unbilled receivables	11,509	14,279
Prepaid expenses and other current assets	4,755	5,112
Total current assets	27,681	44,650
Property and equipment, net	641	554
Operating lease right-of-use assets	5,231	4,860
Marketable securities, long-term	—	782
Intangible assets, net	1,528	2,300
Goodwill	10,249	9,775
Unbilled receivables, long-term	7,527	9,031
Other assets	756	938
Total assets	$53,613	$72,890
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,765	$4,007
Accrued expenses	4,628	7,986
Deferred revenue	3,180	5,041
Promissory note	1,475	—
Total current liabilities	12,048	17,034
Deferred revenue, long-term	643	1,140
Operating lease liabilities, long-term	4,299	4,348
Taxes payable, long-term	328	436
Promissory note, long-term	938	—
Deferred tax liabilities, long-term	246	—
Total liabilities	18,502	22,958
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized at October 31, 2020 and January 31, 2020; 37,727,987 shares issued and 37,556,067 shares outstanding at October 31, 2020; 37,303,952 shares issued and 37,163,462 outstanding at January 31, 2020	377	373
Additional paid-in capital	246,254	245,067
Treasury stock, at cost; 171,920 shares at October 31, 2020 and 140,490 shares at January 31, 2020	(227)	(147)
Accumulated other comprehensive loss	(676)	(2,137)
Accumulated deficit	(210,617)	(193,224)
Total stockholders' equity	35,111	49,932
Total liabilities and stockholders' equity	$53,613	$72,890

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue:
Product	$1,048	$13,524	$5,212	$26,671
Service	3,918	7,020	11,664	21,170
Total revenue	4,966	20,544	16,876	47,841
Cost of revenue:
Product	435	466	2,803	4,414
Service	1,755	4,386	6,974	13,939
Total cost of revenue	2,190	4,852	9,777	18,353
Gross profit	2,776	15,692	7,099	29,488
Operating expenses:
Research and development	3,024	4,033	10,550	12,060
Selling and marketing	1,636	3,859	5,490	9,674
General and administrative	2,636	3,265	7,057	11,664
Severance and restructuring costs	53	2,282	1,082	3,152
Total operating expenses	7,349	13,439	24,179	36,550
(Loss) income from operations	(4,573)	2,253	(17,080)	(7,062)
Other expense, net	(499)	(161)	(334)	(2,030)
(Loss) income before income taxes	(5,072)	2,092	(17,414)	(9,092)
Income tax provision (benefit)	45	(53)	(21)	(214)
Net (loss) income	$(5,117)	$2,145	$(17,393)	$(8,878)
Net (loss) income per share, basic	$(0.14)	$0.06	$(0.46)	$(0.24)
Net (loss) income per share, diluted	$(0.14)	$0.06	$(0.46)	$(0.24)
Weighted average common shares outstanding, basic	37,556	36,751	37,436	36,606
Weighted average common shares outstanding, diluted	37,556	37,752	37,436	36,606

Comprehensive loss:
Net (loss) income	$(5,117)	$2,145	$(17,393)	$(8,878)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(143)	59	1,498	1,399
Unrealized (losses) gains on marketable securities	(33)	31	(37)	91
Total other comprehensive (loss) income	(176)	90	1,461	1,490
Comprehensive (loss) income	$(5,293)	$2,235	$(15,932)	$(7,388)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except share data)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at July 31, 2020	37,727,987	$377	$245,817	$(227)	$(500)	$(205,500)	$39,967
Stock-based compensation expense	—	—	437	—	—	—	437
Unrealized losses on marketable securities	—	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	(5,117)	(5,117)
Balances at October 31, 2020	37,727,987	$377	$246,254	$(227)	$(676)	$(210,617)	$35,111

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at July 31, 2019	36,811,061	$367	$243,514	$(147)	$(1,993)	$(195,326)	$46,415
Issuance of common stock pursuant to vesting of restricted stock units	138,134	1	(1)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	4,634	—	11	—	—	—	11
Issuance of common stock pursuant to exercise of stock options	17,146	1	45	—	—	—	46
Stock-based compensation expense	—	—	357	—	—	—	357
Unrealized gains on marketable securities	—	—	—	—	31	—	31
Foreign currency translation adjustment	—	—	—	—	59	—	59
Net income	—	—	—	—	—	2,145	2,145
Balances at October 31, 2019	36,970,975	$369	$243,926	$(147)	$(1,903)	$(193,181)	$49,064

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except share data)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2020	37,303,952	$373	$245,067	$(147)	$(2,137)	$(193,224)	$49,932
Issuance of common stock pursuant to vesting of restricted stock units	379,063	4	(4)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	39,270	—	119	—	—	—	119
Issuance of common stock pursuant to ESPP purchases	5,702	—	18	—	—	—	18
Stock-based compensation expense	—	—	1,054	—	—	—	1,054
Repurchases of common stock	—	—	—	(80)	—	—	(80)
Unrealized losses on marketable securities	—	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	—	1,498	—	1,498
Net loss	—	—	—	—	—	(17,393)	(17,393)
Balances at October 31, 2020	37,727,987	$377	$246,254	$(227)	$(676)	$(210,617)	$35,111

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2019	35,946,100	$359	$242,442	$(5)	$(3,393)	$(184,303)	$55,100
Issuance of common stock pursuant to acquisition of Xstream	541,738	5	869	—	—	—	874
Issuance of common stock pursuant to vesting of restricted stock units	453,538	4	(4)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	12,453	—	20	—	—	—	20
Issuance of common stock pursuant to exercise of stock options	17,146	1	45	—	—	—	46
Stock-based compensation expense	—	—	554	—	—	—	554
Repurchases of common stock	—	—	—	(142)	—	—	(142)
Unrealized gains on marketable securities	—	—	—	—	91	—	91
Foreign currency translation adjustment	—	—	—	—	1,399	—	1,399
Net loss	—	—	—	—	—	(8,878)	(8,878)
Balances at October 31, 2019	36,970,975	$369	$243,926	$(147)	$(1,903)	$(193,181)	$49,064

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Nine Months Ended October 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,393)	$(8,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,105	1,622
(Recovery of) provision for bad debts	(216)	480
Stock-based compensation expense	1,054	554
Deferred income taxes	246	(203)
Realized and unrealized foreign currency transaction loss	1,498	1,399
Other	(26)	97
Changes in operating assets and liabilities:
Accounts receivable	7,084	5,456
Unbilled receivables	4,274	(11,215)
Inventory	—	720
Prepaid expenses and other current assets and other assets	539	469
Accounts payable	(1,242)	(1,079)
Accrued expenses and other liabilities	(3,886)	535
Deferred revenue	(2,358)	(2,977)
Net cash used in operating activities	(9,321)	(13,020)
Cash flows from investing activities:
Purchases of property and equipment	(311)	(252)
Cash paid for acquisitions, net	—	(3,838)
Purchases of marketable securities	—	(852)
Proceeds from sales and maturities of marketable securities	3,576	3,343
Net cash provided by (used in) investing activities	3,265	(1,599)
Cash flows from financing activities:
Proceeds from issuance of common stock	137	66
Repurchases of common stock	(80)	(142)
Proceeds from Paycheck Protection Program	2,413	—
Net cash provided by (used in) financing activities	2,470	(76)
Effect of exchange rate on cash and cash equivalents	(587)	265
Net decrease in cash, cash equivalents and restricted cash	(4,173)	(14,430)
Cash, cash equivalents and restricted cash at beginning of period	9,297	20,317
Cash, cash equivalents and restricted cash at end of period	$5,124	$5,887
Supplemental disclosure of cash flow information
Income taxes paid	$196	$454
Non-cash activities:
Purchases of property and equipment included in accounts payable	$—	$—
Right-of-use assets obtained in exchange for lease obligations	$987	$2,952
Fair value of common stock issued in acquisition	$—	$874

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

SeaChange International, Inc. (“we” or the “Company”), a Delaware corporation, was founded on July 9, 1993. We are an industry leader in the delivery of multiscreen, advertising and premium over-the-top video management solutions.  Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand.

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

If our expectations are incorrect, we may need to raise additional funds to fund our operations or take advantage of unanticipated strategic opportunities in order to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

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

We are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alterations to their normal business operations, and in general, the markets are experiencing a significant level of uncertainty at the current time. Virtualization of our team’s sales activities could foreclose future business opportunities, particularly as our customers limit spending, which could negatively impact the willingness of our customers to enter into or renew contracts with us. The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. We continue to realize our on-going cost optimization efforts in response to the impact of the pandemic. We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On October 30, 2020, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the 30 consecutive business days prior to such date, the closing bid price for the Company’s common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter had no immediate effect on the listing of the Company’s common stock, and the common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SEAC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the receipt of the letter, or until April 27, 2021, to regain compliance with the Minimum Bid Price Requirement. If at any time before April 27, 2021, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by April 27, 2021, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. Following a transfer to The Nasdaq Capital Market, the Company will be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company is monitoring the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

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

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of January 31, 2020 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on April 20, 2020.

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

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows as of October 31, 2020 and 2019:

	As of October 31,
	2020	2019
	(Amounts in thousands)
Cash and cash equivalents	$4,904	$5,598
Restricted cash	220	289
Total cash, cash equivalents and restricted cash	$5,124	$5,887

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

We sell our software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. One customer accounted for 29% of total revenue for the three months ended October 31, 2020 and two customers accounted for 13% each of total revenue for the three months ended October 31, 2019. One customer accounted for 21% of total revenue for the nine months ended October 31, 2020 and no customer accounted for 10% or more of total revenue for the nine months ended October 31, 2019. Two customers accounted for 39% and 11% of the accounts receivable balance as of October 31, 2020. Two customers accounted for 16% and 10% of the accounts receivable balance as of January 31, 2020.

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

Goodwill and Acquired Intangible Assets

We record goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. Our estimates of fair value are based upon assumptions believed to be reasonable at that time but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.  Goodwill is not amortized, but rather is tested for impairment annually on August 1st of each year, or more frequently if facts and circumstances warrant a review, such as the ones mentioned in impairments of long-lived assets below. We have determined that there is a single reporting unit for the purpose of conducting this goodwill impairment assessment. We assess both the existence of potential impairment and the amount of impairment loss by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The Company tested for goodwill impairment as of July 31, 2020 in consideration of the COVID-19 pandemic and determined there was no impairment. Through October 31, 2020, we have recorded accumulated goodwill impairment charges of $54.8 million.

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

Determining whether a triggering event has occurred involves significant judgment (see Note 5).

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

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under Accounting Standards Codification (“ASC”) 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment of these assets existed as of October 31, 2020 or January 31, 2020. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $864 thousand as of October 31, 2020 compared to $958 thousand as of January 31, 2020. Current deferred capitalized commission costs are included in prepaid expense and other current assets in our consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in our consolidated balance sheets. Capitalized commissions expensed during the nine months ended October 31, 2020 and 2019 included in the consolidated statement of operations and comprehensive loss were $275 thousand and $168 thousand, respectively.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of unrestricted common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted and deferred common stock units using the “treasury stock” method when the effect is not anti-dilutive. In periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

The number of common shares used in the computation of diluted net (loss) income per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Stock options	2,643	1,011	1,072	2,820
Restricted stock units	341	—	58	130
Deferred stock units	313	—	82	201
Performance stock units	—	—	—	112
	3,297	1,011	1,212	3,263

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

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 3 inputs for the periods presented:

		Fair Value at October 31, 2020 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$44	$—	$44
Marketable securities:
U.S. Treasury Notes and bonds	782	782	—
Corporate bonds	252	—	252
Total	$1,078	$782	$296

		Fair Value at January 31, 2020 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$1,408	$1,408	$—
Marketable securities:
U.S. Treasury Notes and bonds	3,360	3,360	—
Corporate bonds	1,257	—	1,257
Total	$6,025	$4,768	$1,257

Cash equivalents include money market funds and U.S. treasury bills.

Marketable securities by security type consisted of the following:

	As of October 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$767	$15	$—	$782
Corporate bonds	251	1	—	252
	$1,018	$16	$—	$1,034

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$3,310	$50	$—	$3,360
Corporate Bonds	1,254	3	—	1,257
	$4,564	$53	$—	$4,617

As of October 31, 2020, all marketable securities consisted of investments that mature within one year.
4.	Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consists of the following:

	As of
	October 31, 2020	January 31, 2020
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$9,767	$9,695
Service and spare components	—	1,158
Office furniture and equipment	292	170
Leasehold improvements	272	154
	10,331	11,177
Less: Accumulated depreciation and amortization	(9,690)	(10,623)
Total property and equipment, net	$641	$554

Accrued Expenses

Accrued expenses consist of the following:

	As of
	October 31, 2020	January 31, 2020
	(Amounts in thousands)
Accrued employee compensation and benefits	$2,015	$3,236
Accrued professional fees	167	928
Sales tax and VAT payable	282	317
Accrued restructuring	-	744
Current obligation - right of use operating leases	1,351	722
Accrued third party hardware costs	—	1,169
Accrued other	813	870
Total accrued expenses	$4,628	$7,986

5.	Goodwill and Intangible Assets

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

Goodwill
(Amounts in thousands)
Balance as of January 31, 2020	$9,775
Translation adjustment	474
Balance as of October 31, 2020	$10,249

Intangible assets, net, consisted of the following at October 31, 2020:

	As of October 31, 2020
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$1,273	$12	$944
Acquired existing technology	1,364	789	9	584
Total finite-lived intangible assets	$3,569	$2,062	$21	$1,528

We recognized amortization expense of intangible assets in operating expense categories on the consolidated statement of operations and comprehensive loss as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Selling and marketing	$190	$185	$556	$555
Research and development	118	110	335	338
	$308	$295	$891	$893

Future estimated amortization expense of acquired intangibles as of October 31, 2020 is as follows:

For the Fiscal Years Ended January 31,	Estimated Amortization Expense
(Amounts in thousands)
2021	$306
2022	1,222
Total	$1,528

6.	Commitments and Contingencies

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

7.	Operating Leases

The Company has noncancelable operating leases for facilities and equipment expiring at various dates through 2025 and thereafter.

The components of lease expense are as follows:

	For the Three Months Ended October 31, 2020	For the Nine Months Ended October 31, 2020
	(Amounts in thousands)
Operating lease cost	$344	$972
Short term lease (credit) cost, net	(10)	30
Total lease cost	$334	$1,002

Supplemental cash flow information related to the Company’s operating leases was as follows:

	For the Three Months Ended October 31, 2020	For the Nine Months Ended October 31, 2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$263	$829

Supplemental balance sheet information related to the Company's operating leases was as follows:

	October 31, 2020	January 31, 2020
	(Amounts in thousands)
Operating lease right-of-use assets	$5,231	$4,860

Current portion, operating lease liabilities	1,351	722
Operating lease liabilities, long term	4,299	4,348
Total operating lease liabilities	$5,650	$5,070

Weighted average remaining lease term (years)	4.3
Weighted average incremental borrowing rate	5.0%

The current portion, operating lease liabilities is included in the balance of accrued expenses at October 31, 2020. Rent payments for continuing operations were approximately $0.3 million for the three months ended October 31, 2020 and $0.8 million for the nine months ended October 31, 2020. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at October 31, 2020, are as follows:

Payments for Operating Leases
For the fiscal years ended January 31,	(Amounts in thousands)
2021	$298
2022	1,319
2023	1,445
2024	1,482
2025	1,524
Thereafter	59
Total lease payments	6,127
Less interest	477
Total operating lease liabilities	$5,650

8.	Severance and Restructuring Costs

During the three and nine months ended October 31, 2020, we incurred severance and restructuring costs of $0.1 million and $1 million, respectively, primarily for employee-related termination benefits driven by the COVID-19 pandemic and the transfer of our technical support operations to our Poland location. In fiscal 2020, we continued to streamline our operations and closed our service organizations in Ireland and the Netherlands.

The following table shows the change in accrued restructuring balances since January 31, 2020 primarily related to our fiscal 2020 restructuring efforts, reported as a component of accrued expenses on the consolidated balance sheets:

Employee- Related Benefits
(Amounts in thousands)
Accrued balance as of January 31, 2020	$744
Restructuring charges incurred	2
Cash payments	(737)
Other charges	(9)
Accrued balance as of October 31, 2020	$—

9.	Stock-Based Compensation Expense

Equity Plans

2011 Compensation and Incentive Plan

Our 2011 Compensation and Incentive Plan (the “2011 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants and directors. We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. The number of shares authorized for issuance under the 2011 Plan is 9,300,000. Additionally, outstanding awards under the 2005 Equity Compensation and Incentive Plan that, since adoption of the 2011 Plan, expire, terminate, or are surrendered or canceled without having been fully exercised are available for issuance under the 2011 Plan. As of October 31, 2020, there were 2,397,728 shares available for future grant.

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

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of October 31, 2020. Under the ESPP, 5,702 and 12,453 shares were purchased during the first nine months of fiscal 2021 and fiscal 2020, respectively. The Company has suspended the ESPP as of April 1, 2020 and is still evaluating when suspension will be lifted, if at all.

Award Activity

In the first nine months of fiscal 2021, we granted 300,998 option awards, including PSU options, and 607,807 RSU awards, including DSUs and PSUs, with a combined fair value totaling $1.5 million. In the first nine months of fiscal 2021, we canceled 508,700 option awards and 148,839 RSU awards, including PSUs.

Stock-Based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$—	$(21)	$(8)	$(2)
Research and development	80	92	215	242
Sales and marketing	25	101	120	92
General and administrative	332	185	727	222
	$437	$357	$1,054	$554

As of October 31, 2020, unrecognized stock-based compensation expense related to unvested stock options was approximately $1.1 million, which is expected to be recognized over a weighted average period of 1.6 years. As of October 31, 2020, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $1.0 million, which is expected to be recognized over a weighted average amortization period of 1.3 years. Additionally, as of October 31, 2020, unrecognized stock-based compensation expenses related to unvested PSUs was approximately $0.2 million, which is expected to be recognized over a weighted average amortization period of 1.3 years.
10.	Revenues from Contracts with Customers

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream for the three and nine months ended October 31, 2020 and 2019:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
	(Amounts in thousands)		(Amounts in thousands)
Product	$1,048	$13,524	$5,212	$26,671
Professional services	488	1,124	1,112	5,050
Maintenance	3,430	5,896	10,552	16,120
Total revenue	$4,966	$20,544	$16,876	$47,841

Transaction Price Allocated to Future Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of October 31, 2020 is $24.6 million. This amount includes amounts billed for undelivered services that are included in deferred revenue.

11.	Segment Information and Geographic Information

We have determined that we operate in one segment.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended October 31,				For the Nine Months Ended October 31,
	2020	%	2019	%	2020	%	2019	%
	(Amounts in thousands, except percentages)				(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America (1)	$2,038	41%	$12,472	62%	$7,934	47%	$28,128	59%
Europe and Middle East	2,007	40%	6,870	33%	6,139	36%	12,564	26%
Latin America	726	15%	907	4%	2,202	13%	6,086	13%
Asia Pacific	195	4%	295	1%	601	4%	1,063	2%
Total revenue	$4,966		$20,544		$16,876		$47,841

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2020	2019	2020	2019
	(Amounts in thousands, except percentages)		(Amounts in thousands, except percentages)
US Revenue	$1,408	$10,425	$5,413	$23,489
% of total revenue	28%	51%	32%	49%

The following summarizes long-lived assets by geographic locations:

	As of October 31, 2020%		As of January 31, 2020%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations (1):
North America	$11,442	73%	$13,293	75%
Europe and Middle East	4,210	27%	4,359	25%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$15,683		$17,683

(1)	Excludes long-term marketable securities and goodwill.
12.	Income Taxes

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

We recorded an income tax provision of less than $0.1 million and an income tax benefit of $0.1 million for the three months ended October 31, 2020 and October 31, 2019, respectively. We recorded an income tax benefit of less than $0.1 million and $0.2 million for the nine months ended October 31, 2020 and October 31, 2019, respectively. The tax benefit for the nine months ended October 31, 2020 includes a $0.2 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2021 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of October 31, 2020, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act includes several provisions that provide economic relief for individuals and businesses. Other than the acceleration of our AMT credit refund, the Company does not expect the CARES Act to result in a material impact on our income taxes.

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

Business Overview

SeaChange International, Inc. (“SeaChange,” the “Company,” “us,” or “we”), a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multiscreen, advertising and premium over the top (“OTT”) video management solutions headquartered in Waltham, Massachusetts. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators and broadcasters. We sell our software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Frontier Communications Corporation; satellite operators such as Direct TV and Dish Network Corporation; and broadcasters.

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

On February 28, 2019, we entered into a Cooperation Agreement with TAR Holdings LLC and Karen Singer (together, “TAR Holdings”).  As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock.  Pursuant to the Cooperation Agreement, we agreed to set the size of the Board of Directors of the Company (the “Board”) at eight members, appoint Robert Pons to the Board as a Class II Director, and appoint Jeffrey Tuder to the Board as a Class III Director.  Mr. Pons and Mr. Tuder were accordingly appointed to our Board upon execution of the Cooperation Agreement on February 28, 2019. On August 8, 2019, we amended the Cooperation Agreement to permit TAR Holdings, together with its affiliates, to own up to 25% of our securities.

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

In the first quarter of fiscal 2021, we experienced a ransomware attack on our information technology system. While such attack did not have a material adverse effect on our business operation, it caused a temporary disruption. We worked with data privacy counsel and third-party forensics specialists to investigate the ransomware incident. Based on our investigation, we provided notice of the incident to individuals and regulatory authorities pursuant to applicable statutes and regulations.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Revenue:
Product	$1,048	$13,524	$(12,476)	(92.3%)	$5,212	$26,671	$(21,459)	(80.5%)
Service	3,918	7,020	(3,102)	(44.2%)	11,664	21,170	(9,506)	(44.9%)
Total revenue	4,966	20,544	(15,578)	(75.8%)	16,876	47,841	(30,965)	(64.7%)
Cost of product revenue	435	466	(31)	(6.7%)	2,803	4,414	(1,611)	(36.5%)
Cost of service revenue	1,755	4,386	(2,631)	(60.0%)	6,974	13,939	(6,965)	(50.0%)
Total cost of revenue	2,190	4,852	(2,662)	(54.9%)	9,777	18,353	(8,576)	(46.7%)
Gross profit	$2,776	$15,692	$(12,916)	(82.3%)	$7,099	$29,488	$(22,389)	(75.9%)
Gross product profit margin	58.5%	96.6%		(38.1%)	46.2%	83.5%		(37.2%)
Gross service profit margin	55.2%	37.5%		17.7%	40.2%	34.2%		6.1%
Gross profit margin	55.9%	76.4%		(20.5%)	42.1%	61.6%		(19.6%)

One customer accounted for 29% of total revenue for the three months ended October 31, 2020 and one customer accounted for 21% of total revenue for the nine months ended October 31, 2020. Two customers accounted for 13% each of total revenue for the three months ended October 31, 2019 and no one customer accounted for 10% or more of total revenue for the nine months ended October 31, 2019. See Part I Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 72% and 49% of total revenue in the three months ended October 31, 2020 and 2019, respectively. International revenue accounted for 68% and 51% for the nine months ended October 31, 2020 and 2019, respectively. The increase in international sales as a percentage of total revenue in the three and nine months ended October 31, 2020 as compared to the three and nine months ended October 31, 2019 is primarily due to a decrease in U.S. revenue generated.

Product Revenue

Product revenue decreased by $12.5 million and $21.5 million for the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019. The decrease for the three and nine months ended October 31, 2020 was primarily due to the COVID-19 pandemic as our customers and prospective customers held off on making new technology investments and deployment decisions in favor of supporting their existing operations and infrastructure through the on-going uncertainty, resulting in lower sales.

Service Revenue

Service revenue decreased by $3.1 million and $9.5 million for the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019. The decrease for the three and nine months ended October 31, 2020 was primarily due to a decrease in our legacy professional service revenue related to our individual product sales and upgrades and a reduction to maintenance and support revenue provided on post warranty contracts as customers continue to provide their own solutions and legacy products are decommissioned.

Gross Profit and Margin

Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly, testing and implementation and ongoing maintenance of complete systems.

Our gross profit margin decreased by 21% and 20% for the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019 primarily due to lower revenue generated as a result of the COVID-19 pandemic. Product profit margin decreased by 38% and 37% for the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019 primarily due to lower revenue generated as a result of the COVID-19 pandemic. Service profit margins increased by 18% and 6% for the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019 primarily due to a reduction in headcount driven by the COVID-19 pandemic while still recognizing legacy revenue.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Research and development expenses	$3,024	$4,033	$(1,009)	(25.0%)	$10,550	$12,060	$(1,510)	(12.5%)
% of total revenue	60.9%	19.6%			62.5%	25.2%

Research and development expenses decreased by $1.0 million and $1.5 million for the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019 primarily due to a decrease in labor costs associated with the lower headcount resulting from the cost-savings efforts implemented as part of our restructuring program in the second half of fiscal 2020 as well as a reduction in headcount implemented in the first half of fiscal 2021 driven by the COVID-19 pandemic.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$1,636	$3,859	$(2,223)	(57.6%)	$5,490	$9,674	$(4,184)	(43.2%)
% of total revenue	32.9%	18.8%			32.5%	20.2%

Selling and marketing expenses decreased by $2.2 million and $4.2 million for the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019 primarily due to a decrease in labor costs associated with lower headcount from the cost-saving efforts implemented as part of our restructuring program in the second half of fiscal 2020 as well as a reduction in headcount implemented in the first half of fiscal 2021 driven by the COVID-19 pandemic and a decrease in travel and tradeshow related expenses, also driven by the COVID-19 pandemic.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,636	$3,265	$(629)	(19.3%)	$7,057	$11,664	$(4,607)	(39.5%)
% of total revenue	53.1%	15.9%			41.8%	24.4%

General and administrative expenses decreased by $0.6 million for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019 primarily due to a $0.3 million reduction in salaries and compensation driven by the COVID-19 pandemic, a $0.2 million decrease in outside services, a $0.1 million decrease in bad debt expense, and reduction in other general expenditures. General and administrative expenses decreased by $4.6 million for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019 primarily due to a $0.9 million reduction in salaries and compensation driven by the COVID-19 pandemic, a $2.2 million reduction in the use of outside services, a $0.7 million reduction to bad debt expense, and a reduction in other general expenditures.

Severance and Restructuring Costs

Severance costs consist of employee-related severance charges not related to a restructuring plan. Restructuring costs consist of charges related to restructuring including employee-related severance charges, remaining lease obligations and termination costs, and the disposal of equipment.

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$53	$2,282	$(2,229)	(97.7%)	$1,082	$3,152	$(2,070)	(65.7%)
% of total revenue	1.1%	11.1%			6.4%	6.6%

Severance and restructuring costs decreased by $2.2 million and $2.1 million for the three and nine months ended October 31, 2020, respectively, as compared to the three and nine months ended October 31, 2019 primarily due to the cost-saving efforts implemented as part of our restructuring program in fiscal 2020. Severance and restructuring costs incurred in fiscal 2021 primarily consisted of termination costs related to a reduction in headcount driven by the COVID-19 pandemic.

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Interest income, net	$121	$67	$54	80.6%	353	240	113	47.1%
Foreign exchange (loss) gain, net	(687)	17	(704)	(4141.2%)	(778)	(2,064)	1,286	(62.3%)
Miscellaneous income (expense), net	67	(245)	312	(127.3%)	91	(206)	297	(144.2%)
	$(499)	$(161)	$(338)		$(334)	$(2,030)	$1,696

The principal components of other expense, net were interest income, net of $0.1 million and foreign exchange loss, net of $0.7 million for the three months ended October 31, 2020 and interest income, net of $0.1 million and miscellaneous expense, net of $0.2 million for the three months ended October 31, 2019. The principal components of other income (expense), net were interest income, net of $0.4 million and foreign exchange loss, net of $0.8 million for the nine months ended October 31, 2020 and interest income, net of $0.2 million, foreign exchange loss, net of $2.1 million, and miscellaneous expense, net of $0.2 for the nine months ended October 31, 2019. Our foreign exchange gain (loss), net is primarily due to the revaluation of intercompany notes.

Income Tax Provision (Benefit)

We recorded an income tax provision of less than $0.1 million and an income tax benefit of $0.1 million for the three months ended October 31, 2020 and October 31, 2019, respectively. We recorded an income tax benefit of less than $0.1 million and $0.2 million for the nine months ended October 31, 2020 and October 31, 2019, respectively. The tax benefit for the nine months ended October 31, 2020 includes a $0.2 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2021 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of October 31, 2020, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Nine Months Ended October 31,
	2020	2019
	(Amounts in thousands)
Net cash used in operating activities	$(9,321)	$(13,020)
Net cash provided by (used in) investing activities	3,265	(1,599)
Net cash provided by (used in) financing activities	2,470	(76)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(587)	265
Net decrease in cash, cash equivalents and restricted cash	$(4,173)	$(14,430)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash and marketable securities totaled $6.2 million at October 31, 2020.

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

If our expectations are incorrect, we may need to raise additional funds to fund our operations or take advantage of unanticipated strategic opportunities in order to strengthen our financial position. In the future, we may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require us to seek additional equity or debt financing. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

On June 4, 2019, the Board authorized a share repurchase program, which expired on June 4, 2020, of up to $5.0 million of then outstanding shares of the Company. Under the share repurchase program, the Company was authorized to repurchase outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and in privately negotiated transactions. There was no stock repurchase activity in the third quarter of fiscal 2021.

Continued Nasdaq Listing

On October 30, 2020, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the 30 consecutive business days prior to such date, the closing bid price for the Company’s common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter had no immediate effect on the listing of the Company’s common stock, and the common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SEAC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from the receipt of the letter, or until April 27, 2021, to regain compliance with the Minimum Bid Price Requirement. If at any time before April 27, 2021, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by April 27, 2021, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. Following a transfer to The Nasdaq Capital Market, the Company will be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company is monitoring the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Net cash used in operating activities

Net cash used in operating activities was $9.3 million for the nine months ended October 31, 2020. Net cash used in operating activities was primarily the result of our net loss of $17.4 million, a $1.1 million non-cash expense for stock-based compensation, a $1.1 million non-cash expense for depreciation and amortization, a $1.5 million non-cash foreign currency transaction loss, and changes in working capital, which include a $7.1 million decrease in accounts receivable and a $4.3 million decrease in unbilled receivables, a $0.5 million decrease in prepaid expenses and other current assets and other assets, a $1.3 million decrease in accounts payable, a $3.9 million decrease in accrued expenses and other liabilities, and a $2.4 million decrease in deferred revenue.

Net cash used in operating activities was $13.0 million for the nine months ended October 31, 2019. Net cash used in operating activities was primarily the result of our net loss of $8.9 million, a $1.4 million non-cash foreign currency transaction loss, and changes in working capital, which include a $5.6 million decrease in accounts receivable and a $11.2 million increase in unbilled receivables, a $1.1 million decrease in accounts payable and a $3.0 million decrease in deferred revenue.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $3.3 million for the nine months ended October 31, 2020 and was primarily due to the proceeds from the sales and maturities of marketable securities partially offset by purchases of property and equipment. Net cash used in investing activities was $1.6 million for the nine months ended October 31, 2019 and was primarily due to cash paid for the acquisition of Xstream A/S in February 2019 and purchases of property and equipment partially offset by the net proceeds from the sales and maturities of marketable securities.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $2.5 million for the nine months ended October 31, 2020 due to the $2.4 million in proceeds from the Paycheck Protection Program (“PPP”) and $0.1 million from the issuance of common stock related to option exercises and purchases through the Company’s Employee Stock Purchase Plan partially offset by $0.1 million in payments to the taxing authorities in connection with shares directly withheld from employees. Net cash used in financing activities was $0.1 million for the nine months ended October 31, 2019 due to the repurchases of common stock partially offset by proceeds from the issuance of common stock.

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

We are currently conducting business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alterations to their normal business operations, and in general, the markets are experiencing a significant level of uncertainty at the current time. Virtualization of our team’s sales activities could foreclose future business opportunities, particularly as our customers limit spending, which could negatively impact the willingness of our customers to enter into or renew contracts with us.  The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. We continue to realize our on-going cost optimization efforts in response to the impact of the pandemic. We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact that the CARES Act may have on our business, including the extent of our PPP loan forgiveness eligibility.

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

Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the three months ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

In addition to other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2020, which could materially affect our business, financial conditions, and results of operations. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in the Form 10-K, except as set forth below:

Our failure to meet the continued listing requirements of the Nasdaq Global Market could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

On October 30, 2020, the Company received a deficiency letter from the Staff of Nasdaq notifying the Company that, for the 30 consecutive business days prior to such date, the closing bid price for the Company’s common stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to the Minimum Bid Price Requirement. The Nasdaq deficiency letter had no immediate effect on the listing of the Company’s common stock, and the common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SEAC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days from receipt of the letter, or until April 27, 2021, to regain compliance with the Minimum Bid Price Requirement. If at any time before April 27, 2021, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by April 27, 2021, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. Following a transfer to The Nasdaq Capital Market, the Company will be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company is monitoring the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits
(a)	Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Index to Exhibits

No.	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (see Exhibit 3.3 to the Company’s Registration Statement on Form S-1 previously filed on October 4, 1996 with the Commission and incorporated herein by reference).

3.2

Certificate of Amendment, filed May 25, 2000 with the Secretary of State in the State of Delaware, to the Amended and Restate Certificate of Incorporation of the Company (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 15, 2000 with the Commission and incorporated herein by reference).

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

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 10, 2020

SEACHANGE INTERNATIONAL, INC.

by:	/s/ YOSSI ALONI
Yossi Aloni
Chief Executive Officer

by:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Senior Vice President and Treasurer