Form 10-K
period 2021-01-31
SEACHANGE INTERNATIONAL INC
filed 2021-04-15
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of July 31, 2020, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $47,126,078. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.

The number of shares of the registrant’s common stock outstanding as of the close of business on April 5, 2021 was 48,140,884.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K (“Form 10-K”) of SeaChange International, Inc. ("SeaChange," the "Company," "us," or "we") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements.  These forward-looking statements include, without limitation, statements that reflect our current beliefs, expectations, assumptions, estimates and projections about SeaChange and our industry.  These forward-looking statements speak only as of the date of this Form 10-K. We disclaim any undertaking to publicly update or revise any forward-looking statements to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which such statements are based.  These statements, which may be expressed in a variety of ways, including the use of forward looking terminology (although not all forward-looking statements contain these words), such as "believe," "expect," "seek," "intend," "may," "will," "should," "could," "potential," "continue," "estimate," "plan," or "anticipate," or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our transition to being a company that primarily provides software solutions, the effect of certain legal claims against us, projected changes in our revenue, earnings and expenses (including taxes), exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes, general market conditions, our continued limited number of customers, geographic location of sales and a reduction in workforce and the impact thereof.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those anticipated in these forward-looking statements as of the date of this Form 10-K. We believe that these factors include those related to:

•	a disruption to our business operations caused by the COVID-19 pandemic;
•	our strategic effort to become a software solution centric company;
•	our ability to successfully compete in our rapidly evolving marketplace;
•	the uncertainties of Internet regulation;
•	changes in our customers’ discretionary spending on video solutions and services;
•	changes in customer demand and consumer preferences;
•	understanding customer contract costs due to the unavailability of historical data related to our Framework product;
•	the impact of competition and the development of innovative technologies;
•	our ability to protect our intellectual property rights;
•	our dependency on third-party products and services;
•	interruptions or delays in third-party supply or distribution;
•	our reliance on content providers to limit restrictions on licensed content for use in the multiscreen video market;
•	fluctuations in foreign currency exchange rates;
•	engaging in overseas outsourcing;
•	the expectations of our restructuring program;
•	our dependency on computer systems and information technologies; and
•	the failure of security measures and the misuse, interruption or breach of our systems or other cyber related incidents or deficiencies

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this and other reports we file with the Securities and Exchange Commission (the “SEC”), including the information in “Item 1A. Risk Factors” in Part I of this Form 10-K. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results, performance or achievements may differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

PART I

ITEM 1.	BUSINESS

GENERAL

SeaChange International, Inc. (“SeaChange,” the “Company,” “us,” or “we”), a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multiscreen, advertising and premium over the top (“OTT”) video management solutions headquartered in Waltham, Massachusetts. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. We sell our software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; and broadcasters.

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

SeaChange serves an exciting global marketplace where multiscreen viewing is increasingly required, consumer device options are evolving rapidly, and viewing habits are shifting. The primary driver of our business is enabling the delivery of video content in the changing multiscreen television environment. We have expanded our capabilities, products and services to address the delivery of content to devices other than television set-top boxes, namely PCs, tablets, smart phones and OTT streaming players. We believe that our strategy of expanding into adjacent product lines will also position us to further support and maintain our existing service provider customer base. Providing our customers with more scalable software platforms enables them to further reduce their infrastructure costs, improve reliability and expand service offerings to their customers. Additionally, we believe we are well positioned to capitalize on new customers entering the multiscreen marketplace and increasingly serve adjacent markets. Our core technologies provide a foundation for software products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber activity across multiple devices.

We have implemented restructuring programs and cost saving initiatives during the past three years to improve operations and optimize our cost structure. In fiscal 2020, we streamlined our operations and closed our service organizations in Ireland and the Netherlands, for which we realized annualized cost savings of approximately $6.0 million. In the first half of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, for which we expect approximately $7.6 million of annualized savings. Additionally, in the second quarter of fiscal 2021, we transferred our technical support services to our Poland location in an effort to further reduce cost.

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

In February 2019, we entered into a cooperation agreement (the “Cooperation Agreement”) with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”). As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock. Pursuant to the Cooperation Agreement executed on February 28, 2019, we agreed to set the size of the Board at up to eight members, appointed

Robert Pons to the Board as a Class II Director with an initial term that expired at the 2019 annual meeting of stockholders, and appointed Jeffrey Tuder to the Board as a Class III Director with an initial term that expired at the 2020 annual meeting of stockholders. Messrs. Pons and Tuder were subsequently re-elected in the 2019 and 2020 annual meeting of stockholders, respectively. On January 8, 2021, our Chief Executive Officer resigned, and Mr. Pons was subsequently appointed Executive Chairman and Principal Executive Officer in the interim.

In March 2019, our Board approved and adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) to deter acquisitions of our common stock that would potentially limit our ability to use net operating loss carryforwards and certain other tax attributes (“NOLs”) to reduce our potential future federal income tax obligations.  In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date.  The Tax Benefits Preservation Plan was approved by our stockholders at our 2019 annual meeting of stockholders.

In February 2021, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which registered an indeterminate number of shares of common stock, preferred stock, Series A Participating Preferred Stock, warrants or rights to purchase common stock or preferred stock, and units (collectively, the “Securities”) using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

In connection with the shelf registration statement, the Company entered into an underwriting agreement with Aegis Capital Corp. on March 30, 2021, to issue and sell 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share (the “Offering”). The Offering closed on April 1, 2021 and resulted in approximately $17.6 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and estimated offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option to purchase up to an additional 1,548,522 shares of common stock at a purchase price of $1.85 per share, less underwriting discounts and commissions.

In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) to our current headquarters office lease at 500 Totten Pond Road, Waltham, Massachusetts that provides for an early termination of such sublease effective March 21, 2021. In connection with the early termination of the sublease the Company will pay the sublandlord a termination payment of approximately $430 thousand against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $600 thousand in facilities costs for each of the next four years.

PRODUCTS

FRAMEWORK

Our business is focused on offering an end-to-end video delivery platform (the “Framework”). Framework is a value-based engagement, which provides content and service providers with a complete software delivery platform for linear, VOD and time shift TV over managed and unmanaged networks. Framework includes, but is not limited to, the following modules: video back-office, media asset management, targeted advertising management, analytics and the client interface for set-top boxes, Smart-TVs and mobile devices. Our revenue sources consist of Framework revenue from these areas as well as related services. Framework is available as a perpetual license, Software as a Service (“SaaS”), and/or managed service, on-premises, cloud and hybrid.

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

LEGACY

We still support and sell to customers based on our Legacy software and services model. The Legacy business is focused on the following product areas: video platform, content management, advertising and user experience. Our revenue sources consist of product revenue from these areas, as well as related services. We offer our Legacy software products under two deployment options: onsite software licenses and a cloud-based offering through SaaS.

Video Platform

SeaChange Adrenalin Multiscreen Video Backoffice Platform

Adrenalin is a comprehensive software platform that enables service providers to manage, monetize and deliver a seamless viewing experience to subscribers across TVs, PCs, tablets, smart phones and other IP-enabled devices. Adrenalin is a modular software solution allowing customers to gradually adopt new functionality and features to expand multiscreen television distribution capabilities.

MediaMaker

MediaMaker is an OTT video cloud platform that enables operators, broadcasters, media companies and content owners to ingest, manage, monetize and distribute their content across networks and devices. With its three modules, loading dock, store and play, MediaMaker provides core functionalities needed for an OTT business: Content Ingestion, Monetization and End-user Experience.

Content Management

SeaChange AssetFlow Content Management Solution

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

Advertising

SeaChange Infusion Advanced Advertising Platform

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

User Experience

SeaChange NitroX

NitroX empowers service providers and content owners to optimize live and on-demand video consumption on multiscreen and OTT services. Its features and functionality allow service providers to fully leverage the extensive content management, delivery and monetization capabilities of SeaChange’s platforms. NitroX products provide a ready-to-deploy multiscreen user experience that is pre-intergrated with SeaChange’s widely deployed Adrenalin or third-party multiscreen video platform.

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

SELLING AND MARKETING

Our sales cycle has historically been long, in some instances up to 12-24 months. Framework engagements can be large and span for multiple years and it can be difficult to predict in what fiscal period the sale will occur. We primarily utilize a direct sales process and work closely with customers to understand and define their needs. We use several marketing programs to support the sale and distribution of Framework. We also market certain features of Framework to systems integrators and value-added resellers. We attend and exhibit Framework at a limited number of prominent industry trade shows and conferences, when available, and we present our technology at seminars and smaller conferences to promote awareness.

OUR CUSTOMERS

We currently sell our products primarily to video service providers, such as cable system operators and telecommunications companies, as well as content providers. Historically, a significant portion of our revenue in any given fiscal period has been derived from substantial orders placed by these large organizations. For the fiscal year ended January 31, 2021, one customer accounted for more than 10% of our total revenue.

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

PATENTS AND INTELLECTUAL PROPERTY

Our success and our ability to compete are dependent, in part, upon the proprietary rights of our intellectual property. We currently have 16 patents in the United States (“U.S.”) expiring between 2022 and 2032. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that the validity of these patents would not be upheld.

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

HUMAN CAPITAL MANAGEMENT

As of January 31, 2021, we had 153 employees worldwide, of whom 29 were in our U.S. operations and 124 were in our international operations. All employees as of January 31, 2021 were full-time employees with the exception of 3 part-time employees. We also use other temporary employees and contractors in the ordinary course of our business. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local works council as may be customary or required in those jurisdictions.

Total Rewards

We offer competitive wages, annual bonus opportunities, a 401(k) retirement savings plan for U.S. employees, healthcare and insurance benefits, health savings and flexible spending accounts, tuition reimbursement, paid time off, and flexible work schedules.

Response to the COVID-19 Pandemic

In response to the COVID-19 pandemic, we implemented operational changes with the primary objective to provide safety to our employees and to comply with government regulations. We have adopted a distributed workforce model, including for some employees, a long-term, full-time work from home arrangement, while implementing additional safety measures for employees and contractors continuing essential and critical on-site work.

AVAILABLE INFORMATION

SeaChange is subject to the informational requirements pursuant to Section 13(a) or 15(d) of the Exchange Act. SeaChange files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov.

Financial and other information about SeaChange, including our Code of Ethics and Business Conduct and charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, is available on the Investor Relations section of our website at www.seachange.com. We make available free of charge on our website our Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K and amendments to those reports file or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not incorporated by reference into this document and should not be considered a part of this Form 10-K. Our website address is included in this document as an inactive textual reference only.

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

Risk Factors Summary

Risks Related to Our Business and Operations

•	Our business is dependent on customers’ continued spending on video solutions and services. A reduction in spending by customers would adversely affect our business.
•

Our efforts to introduce SaaS-based multiscreen service offerings may either not succeed or impair the sale of our on-site licensed offerings, the occurrence of either of which may adversely affect our financial condition and operating results.

•	We may be unsuccessful in our efforts to become a company that primarily provides software solutions.
•

If we fail to respond to rapidly changing technologies related to multiscreen video, our business, financial condition and results of operations would be materially adversely affected because the competitive advantage of our products and services relative to those of our competitors would decrease.

•

We have taken and continue to take measures to address the variability in the market for our products and services, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

•

Because our customer base has been highly concentrated among a limited number of large customers, the loss of reduced demand by, or the return of product by one or more of these customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter, could have a material adverse effect on our business, financial condition and results of operations.

•

Cancellation or deferral of purchases of our products or final customer acceptance could cause a substantial variation in our operating results, resulting in a decrease in the market price of our common stock and making period-to-period comparisons of our operating results less meaningful.

•	Adoption of our value based selling approach for our products and services may adversely impact our revenues and operating results.
•	Due to the lengthy sales cycle involved in the sale of our products, our quarterly results may vary and should not be relied on as an indication of future performance.
•	If there were a decline in demand or average selling prices for our products and services, our revenue and operating results would be materially affected.
•	We enter into fixed-price contracts, which could subject us to losses if we have cost overruns.
•	If our software products contain serious errors or defects, then we may lose revenue and market acceptance and may incur costs to defend or settle claims.
•	We have experienced turnover in our senior management, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.
•	Restructuring programs could have a material negative impact on our business.
•	If our indefinite-lived or other long-lived assets become impaired, we may be required to record a significant charge to earnings.
•	The recent COVID-19 outbreak may adversely affect our revenues, results of operations and financial condition.

Risks Related to our Dependence on Third-Parties

•

If we are not able to obtain necessary licenses, services or distribution rights for third-party technology at acceptable prices, or at all, our products could become obsolete or we may not be able to deliver certain product offerings.

•

Interruptions or delays in service from our third-party data center hosting facilities or our enterprise cloud computing providers could impair the delivery of our service, adversely affect our financial results and otherwise harm our business.

•	Our products are often integrated with other third-party products. Third-party delays could adversely affect our future financial operating results.
•	Our ability to deliver products and services that satisfy customer requirements is heavily dependent on the performance of our third-party vendors.
•

Because we purchase certain components used in assembling some of our products from sole suppliers, our business, financial condition and results of operations could be materially adversely affected by a failure of these suppliers to provide these components.

•	A disruption to our information technology systems could significantly impact our operations and impact our revenue and profitability.

Risks Related to Our Industry

•	We operate in a relatively new and rapidly developing market, which makes it difficult to evaluate our business and future prospects.
•	If we fail to develop and consistently deliver innovative technologies and services in response to changes in the technology and entertainment industries, our business could decline.
•

Our future success is dependent on the manner in which the multiscreen video and OTT markets develop, and if these markets develop in a manner that does not facilitate inclusion of our products and services, our business may not continue to grow.

•

If content providers limit the scope of content licensed for use in the digital VOD and OTT market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets.

•	There is no assurance that the current cost of Internet connectivity and network access will not rise with the increasing popularity of online media services.

•

We have been and, in the future, could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant legal costs to defend our intellectual property rights.

Risks Related to Regulatory Matters

•

The success of our business model could be influenced by changes in the regulatory environment, such as changes that either would limit capital expenditures by television, cable or telecommunications operators or reverse the trend towards deregulation in the industries in which we compete.

•	Uncertainties of regulation of the Internet and data traveling over the Internet could have a material and adverse impact on our financial condition and results of operations.
•	Evolving data privacy regulations, including the EU’s General Data Protection Regulation (“GDPR”), and the California Consumer Privacy Act (“CCPA”), may subject us to significant penalties.
•	We are subject to the Foreign Corrupt Practices Act (“FCPA”), and our failure to comply could result in penalties that could harm our reputation, business, and financial condition.

Risks Related to Our Acquisitions

•

We may not fully realize the benefits of our completed acquisitions or it may take longer than we anticipate for us to achieve those benefits. Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value or divert management attention.

Risks Related to Our International Operations

•

We face significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas, which, if not properly managed, could result in the loss of valuable intellectual property and increased costs due to inefficient and poor work product, which could harm our business, including our financial results, reputation, and brand.

•	Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products and services.

Risks Related to Our Common Stock

•

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, and our Board of Directors has adopted a Tax Benefits Preservation Plan in the form of a stockholder rights agreement, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board that some stockholders may consider favorable.

Risks Related to Our Business and Operations

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

In February 2019, we began providing our products and services to customers on the basis of our value based selling approach, under which customers would license our products and services. If we do not correctly understand the magnitude of expenses we will incur in connection with these new agreements, our operating results would be materially affected.  In addition, our revenues may be adversely affected if the new approach results in a delay in our ability to recognize revenue, in which case our revenues and operating results would be materially affected.

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

We have recently experienced turnover in our senior management. Mr. Yossi Aloni resigned as Chief Executive Officer (“CEO”) in January 2021 upon which Mr. Robert Pons was appointed Executive Chairman and Principal Executive Officer of the Company. Mr. Aloni had been appointed as CEO and President in August of 2019. Chad Hassler, our Chief Commercial Officer, also resigned in January 2021. Further, the longest serving member of our board was elected in 2019. Lack of management continuity could harm our customer relationships, delay product development processes, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions, which could adversely impact our results of operations, stock price and customer relationships. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business.

Restructuring programs could have a material negative impact on our business.

To increase strategic focus and operational efficiency we have implemented restructuring programs. In fiscal 2019, we implemented a cost restructuring program, the primary element of which was staff reductions across all of our functions and geographic areas. In fiscal 2020, we continued to streamline our operations and closed our service organizations in Ireland and the Netherlands for which we realized annualized costs savings of $6.0 million. In fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic for which we expect additional annualized cost savings of $7.6 million. We also transferred our technical support services to our Poland location in fiscal 2021 in an effort to further reduce cost. As a result of these restructuring efforts, our total number of employees significantly decreased.  We may incur additional restructuring costs or not realize the expected benefits of these new initiatives. Further, we could experience delays, business disruptions, decreased productivity, unanticipated employee turnover and increased litigation-related costs in connection with past and future restructuring and other efficiency improvement activities, and there can be no assurance that our estimates of the savings achievable by restructuring will be realized. As a result, our restructuring and our related cost reduction activities could have an adverse impact on our financial condition or results of operations.

Actions that may be taken by significant stockholders may divert the time and attention of our Board of Directors and management from our business operations.

Campaigns by significant investors to effect changes at publicly-traded companies continue to be prevalent. There can be no assurance that one or more current or future stockholders will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by a stockholder, it could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.  On February 28, 2019, we entered into the Cooperation Agreement.  Pursuant to the terms of the Cooperation Agreement, we appointed both Robert Pons and Jeffrey Tuder to our Board.  Certain of our significant stockholders expressed disagreement with the Cooperation Agreement and it is possible that some of our stockholders may conduct a “vote no” campaign against the election of all or certain of our board members standing for election at our upcoming annual meeting of stockholders and cause the Board to consider the resignation of any candidate who does not achieve the support of a majority of votes cast in an uncontested election.  Similar to a proxy contest, this could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

If our indefinite-lived or other long-lived assets become impaired, we may be required to record a significant charge to earnings.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary materially from actual results. We may be required to record a significant noncash charge to our consolidated statements of operations and comprehensive loss as a result of our impairment testing of our goodwill and other long-lived assets during the period in which any impairment of our indefinite-lived assets or other long-lived assets is determined.

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

Risks Related to our Dependence on Third-Parties

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

Our data processing and financial reporting systems are cloud-based and hosted by a third-party. An interruption to the third-party systems or in the infrastructure that allows us to connect to the third-party systems for an extended period may impact our ability to operate the business and process transactions which could result in a decline in sales and affect our ability to achieve or maintain profitability. It may also result in our inability to comply with SEC regulations in a timely manner. For example, in the first quarter of fiscal 2021, we experienced a ransomware attack on our information technology system. While such attack did not have a material adverse effect on our business operation, it caused a temporary disruption.

Risks Related to Our Industry

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

Risks Related to Regulatory Matters

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

Risks Related to Our Acquisitions

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

Risks Related to Our International Operations

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

Approximately 69% of our total revenue was generated from sales outside the United States (“U.S.”) during the most recent fiscal year. Our international operations are expected to continue to account for a significant portion of our business in the foreseeable future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:

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

Risks Related to Our Common Stock

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

General Risk Factors

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

As of January 31, 2021, we had federal NOLs of $131.1 million.  Federal and state tax laws impose restrictions on the utilization of NOLs and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”).  Generally, an “ownership change” occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during an applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” such corporation’s ability to use its pre-change NOL and tax credit carryforwards and other pre-change tax attributes to offset its post-change income may be limited. While no “ownership change” has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the consideration could result in an “ownership change.” If an “ownership change” occurs in the future, utilization of our NOL and tax credit carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.  Any limitation on our ability to use NOLs may adversely impact our financial results.  In March 2019, we adopted a Tax Benefits Preservation Plan in the form of a stockholder rights agreement with an ownership trigger threshold of 4.9% to assist in the preservation of our ability to use NOLs and tax credit carryforwards, which was approved by our stockholders at our last annual meeting of stockholders.

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

In addition, in the past few years, widespread ransomware attacks in the U.S. and elsewhere have affected many companies, the government and commercial computer systems, and we also experienced a ransomware attack on our information technology system during the fiscal year[, which temporarily denied customers access to our services].  While such attack did not have a material adverse effect on our business operation, it caused temporary disruptions and interfered with our operations. While we intend to implement additional measures to enhance our security protocol to protect our system, there is no guarantee that future attacks or other breakdowns or breaches in our system can be thwarted or prevented, and failure to do so may increase our cost of operations and adversely affect our business operations and results of operations.  Any costs that we incur as a result of the ransomware attack or any future data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any future ransomware attacks, breaches or failures in our operational security systems can result in loss of data or an unauthorized disclosure of or access to confidential information and could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business operations and lead to legal liability from customers, third parties and governmental authorities, any of which could adversely impact the Company’s financial condition and results of operations materially.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Location	Principal Use	Square Feet
Leased Facilities
Waltham, MA	Corporate Headquarters, Engineering,	17,077
	Customer Services, Sales and Marketing
Warsaw, Poland	Engineering and Customer Services	26,545

In March 2021, we terminated our Waltham, MA sublease agreement with Saucony, Inc. effective March 21, 2021. We believe that existing facilities are adequate to meet our foreseeable requirements and can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition. We also lease or sublease offices in Ireland and Turkey but do not consider these leases or subleases to be material.

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

Holders of Our Common Stock

On April 14, 2021, there were 105 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

Recent Sales of Unregistered Equity Securities

The following summarizes all sales of our unregistered securities during the year ended January 31, 2021. The securities in the below-referenced transactions were (i) issued without registration and (ii) were subject to restrictions under the Securities Act and the securities laws of certain states, in reliance on the private offering exemptions contained in Sections 4(2), 4(6) and/or 3(b) of the Securities Act and on Regulation D promulgated there under, and in reliance on similar exemptions under applicable state laws as transactions not involving a public offering. Unless stated otherwise, no placement or underwriting fees were paid in connection with these transactions.

(1)	During the year ended January 31, 2021, the Company granted 300,998 stock options under its 2011 Compensation and Incentive Plan at a weighted average exercise price of $2.74.
(2)	During the year ended January 31, 2021, the Company granted 790,671 restricted stock units under its 2011 Compensation and Incentive Plan at a weighted average exercise price of $1.51.

The stock option securities and restricted stock units were issued exclusively to our directors, executive officers, consultants, and employees. The issuance of options and the shares of common stock issuable upon the exercise of such options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemptions from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from November 1, 2020 to January 31, 2021.

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

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), included in this Form 10-K. When reviewing the discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under Item 1A., “Risk Factors,” of this Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the discussion of forward-looking statements under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995,” at the beginning of this report. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise such statements as a result of future developments. Unless otherwise specified, any reference to a “year” is to a fiscal year ended January 31st.

Business Overview

SeaChange International, Inc., a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multiscreen, advertising and premium OTT video management solutions headquartered in Waltham, Massachusetts. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters, and other content providers. We sell our software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; and broadcasters.

Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand. Using our products and services, we believe customers can increase revenue by offering services such as VOD programming on a variety of consumer devices, including televisions, smart phones, PCs, tablets and OTT streaming players. Our solutions enable service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

SeaChange serves an exciting global marketplace where multiscreen viewing is increasingly required, consumer device options are evolving rapidly, and viewing habits are ever-shifting. The primary driver of our business is enabling the delivery of video content in the changing multiscreen television environment. We have expanded our capabilities, products and services to address the delivery of content to devices other than television set-top boxes, namely PCs, tablets, smart phones and OTT streaming players. We believe that our strategy of expanding into adjacent product lines will also position us to further support and maintain our existing service provider customer base. Providing our customers with more scalable software platforms enables them to further reduce their infrastructure costs, improve reliability and expand service offerings to their customers. Additionally, we believe we are well positioned to capitalize on new customers entering the multiscreen marketplace and increasingly serve adjacent markets. Our core technologies provide a foundation for software products and services that can be deployed in next generation video delivery systems capable of increased levels of subscriber activity across multiple devices.

We have implemented restructuring programs and cost saving initiatives during the past three years to improve operations and optimize our cost structure. In fiscal 2020, we streamlined our operations and closed our service organizations in Ireland and the Netherlands, for which we realized annualized cost savings of approximately $6.0 million. In the first half of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, for which we expect approximately $7.6 million of annualized savings. Additionally, in the second quarter of fiscal 2021 we transferred our technical support services to our Poland location in an effort to further reduce cost.

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

In February 2019, we entered into a cooperation agreement (the “Cooperation Agreement”) with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”). As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock. Pursuant to the Cooperation Agreement executed on February 28, 2019, we agreed to set the size of the Board at up to eight members, appointed Robert Pons to the Board as a Class II Director with an initial term that expired at the 2019 annual meeting of stockholders, and appointed Jeffrey Tuder to the Board as a Class III Director with an initial term that expired at the 2020 annual meeting of stockholders. Messrs. Pons and Tuder were subsequently re-elected in the 2019 and 2020 annual meeting of stockholders, respectively. On January 8, 2021, our Chief Executive Officer resigned, and Mr. Pons was subsequently appointed Executive Chairman and Principal Executive Officer in the interim.

In March 2019, our Board approved and adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) to deter acquisitions of our common stock that would potentially limit our ability to use NOLs to reduce our potential future federal income tax obligations. In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan was approved by our stockholders at our 2019 annual meeting of stockholders.

In February 2021, the Company filed a Registration Statement on Form S-3 with the SEC, which registered an indeterminate number of Securities using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

In connection with the shelf registration statement, the Company entered into an underwriting agreement with Aegis Capital Corp. on March 30, 2021, to issue and sell 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share (the “Offering”). The Offering closed on April 1, 2021 and resulted in approximately $17.6 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and estimated offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option to purchase up to an additional 1,548,522 shares of common stock at a purchase price of $1.85 per share, less underwriting discounts and commissions.

In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) to our current headquarters office lease at 500 Totten Pond Road, Waltham, Massachusetts that provides for an early termination of such sublease effective March 21, 2021. In connection with the early termination of the sublease the Company will pay the sublandlord a termination payment of approximately $430 thousand against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $600 thousand in facilities costs for each of the next four years.

Summary of Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements for the fiscal years ended January 31, 2021 and 2020.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Fiscal Years Ended January 31,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
Framework	$1,765	$33,199	$(31,434)	(94.7%)
Online video platform and other	3,370	4,197	(827)	(19.7%)
Hardware	1,473	2,518	(1,045)	(41.5%)
Total product revenue	6,608	39,914	(33,306)	(83.4%)
Service revenue:
Maintenance and support	9,755	20,188	(10,433)	(51.7%)
Framework and support services	3,864	1,428	2,436	170.6%
Professional services and other	1,772	5,624	(3,852)	(68.5%)
Total service revenue	15,391	27,240	(11,849)	(43.5%)
Total revenue	21,999	67,154	(66,612)	(67.2%)
Cost of product revenue	3,556	6,179	(2,623)	(42.5%)
Cost of service revenue	8,513	17,473	(8,960)	(51.3%)
Total cost of revenue	12,069	23,652	(11,583)	(49.0%)
Gross profit	$9,930	$43,502	$(55,029)	(77.2%)
Gross product profit margin	46.2%	84.5%		(38.3%)
Gross service profit margin	44.7%	35.9%		8.8%
Gross profit margin	45.1%	64.8%		(19.6%)

International revenue accounted for 69% and 53% of total revenue in fiscal 2021 and fiscal 2020, respectively. The increase in international sales as a percentage of total revenue in fiscal 2021 as compared to fiscal 2020, is primarily attributable to a decrease in U.S. revenue driven at a higher rate than international revenue by the COVID-19 pandemic.

Product Revenue

Product revenue includes software licenses and hardware and is included in product revenue in our consolidated statement of operations and comprehensive loss. Software licenses include our newer go to market Framework solution and our Legacy software. Product revenue decreased by $33.3 million in fiscal 2021 as compared to fiscal 2020 primarily due to the COVID-19 pandemic as our customers and prospective customers held off on making new technology investments and deployment decisions in favor of supporting their existing operations and infrastructure through the on-going uncertainty, resulting in lower sales. Also contributing to this decrease is the slower than anticipated migration of Legacy software customers to Framework products as our customers curbed spending and tightened budgets.

Service Revenue

Service revenue includes annual support contracts and professional services and is included in service revenue in our consolidated statement of operations and comprehensive loss. Service revenue decreased by $11.8 million in fiscal 2021 as compared to fiscal 2020 primarily due to our shift in sales to Framework, resulting in a decrease in our legacy professional services revenue related to our individual product sales and upgrades as well as a reduction in maintenance and support revenue provided on post-warranty contracts associated with decommissioned legacy products.

Gross Profit and Margin

Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead, testing and implementation, and ongoing maintenance of complete systems.

Our gross profit margin decreased by 20% in fiscal 2021 as compared to fiscal 2020 primarily due to lower revenue generated as a result of the COVID-19 pandemic coupled with the inability to proportionately lower certain fixed costs in order to maintain a higher margin. Product profit margin decreased by 38% in fiscal 2021 as compared to fiscal 2020 also primarily due to lower perpetual license revenue generated as a result of the COVID-19 pandemic. Service profit margin increased by 9% in fiscal 2021 as compared to fiscal 2020 primarily due to a reduction in third-party expenses and headcount driven by the COVID-19 pandemic while still recognizing legacy revenue.

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

	For the Fiscal Years Ended January 31,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Research and development expenses	$13,808	$16,050	$(2,242)	(14.0%)
% of total revenue	62.8%	23.9%

Research and development expenses decreased by $2.2 million in fiscal 2021 as compared to fiscal 2020 primarily due to a $1.3 million decrease in labor and compensation costs associated with the reduction in headcount, a $0.5 million decrease in facility expenses, and a reduction in other research and development expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

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

	For the Fiscal Years Ended January 31,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$6,420	$12,179	$(5,759)	(47.3%)
% of total revenue	29.2%	18.1%

Selling and marketing expenses decreased by $5.8 million in fiscal 2021 as compared to fiscal 2020 primarily due to a $3.5 million decrease in labor and compensation costs associated with the reduction in headcount, a $1.5 million decrease in tradeshow and travel expenses, and a reduction in other selling and marketing expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

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

	For the Fiscal Years Ended January 31,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$9,746	$15,211	$(5,465)	(35.9%)
% of total revenue	44.3%	22.7%

General and administrative expenses decreased by $5.5 million in fiscal 2021 as compared to fiscal 2020 primarily due to a $2.2 million decrease in labor and compensation costs associated with the reduction in headcount, a $1.6 million decrease in professional fees, a $0.4 million decrease in travel expenses, and a reduction in other general expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

Severance and Restructuring Costs

Severance consists of employee-related severance charges not related to a restructuring plan. Restructuring costs consist of charges related to restructuring including employee-related severance charges, remaining lease obligations and termination costs, and the disposal of equipment.

	For the Fiscal Years Ended January 31,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$1,477	$3,523	$(2,046)	(58.1%)
% of total revenue	6.7%	5.2%

Severance and restructuring costs decreased by $2.0 million in fiscal 2021 as compared to fiscal 2020. In fiscal 2020, we closed our service organizations in Ireland and the Netherlands for which we realized $6.0 million in annualized cost savings. The severance costs in fiscal 2021 were primarily related to the reduction in headcount driven by the COVID-19 pandemic for which we expect approximately $7.6 million of annualized cost savings.

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

Other (Expense) Income, Net

The table below provides detail regarding our other (expense) income, net:

	For the Fiscal Years Ended January 31,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Gain on sale of investment in affiliate	$—	$1,495	$(1,495)	(100.0%)
Interest income, net	454	361	93	25.8%
Foreign exchange loss, net	(793)	(2,126)	1,333	(62.7%)
Miscellaneous income, net	159	281	(122)	(43.4%)
	$(180)	$11	$(191)

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

Foreign Exchange Loss, Net

Foreign exchange loss, net, was $0.8 million in fiscal 2021 compared to $2.1 million in fiscal 2020.  Our foreign exchange loss, net, is primarily due to the revaluation of intercompany notes.

Income Tax Provision

We recorded an income tax expense of $0.1 million and less than $0.1 million in fiscal 2021 and fiscal 2020, respectively. Our tax expense was largely driven by foreign withholding taxes. Our effective tax rate in fiscal 2021 and in future periods may fluctuate, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Use of Non-U.S. GAAP Financial Measures

We define non-GAAP (loss) income from operations as U.S. GAAP net loss adjusted for stock-based compensation expenses, amortization of intangible assets, non-operating expense professional fees, severance and other restructuring costs, loss on the sale of fixed assets, other (expense) income, net, and income tax provision. We discuss non-GAAP (loss) income from operations in our quarterly earnings releases and certain other communications, as we believe non-GAAP (loss) income from operations is an important measure that is not calculated according to U.S. GAAP. We use non-GAAP (loss) income from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board of Directors, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP (loss) income from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our U.S. GAAP net loss, the most directly comparable U.S. GAAP financial measure, to our non-GAAP (loss) income from operations for the fiscal years ended January 31, 2021 and 2020:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
GAAP net loss	$(21,759)	$(8,921)
Other (expense) income, net	(180)	11
Income tax provision	(58)	(48)
GAAP loss from operations	$(21,521)	$(8,884)
Amortization of intangible assets	1,210	1,163
Stock-based compensation	1,247	1,151
Professional fees - other	—	1,180
Severance and other restructuring costs	1,477	3,523
Loss on sale of fixed assets	—	5,423
Non-GAAP (loss) income from operations	$(17,587)	$3,556

Non-GAAP (loss) income from operations, basic per share	(0.47)	0.10
Non-GAAP (loss) income from operations, diluted per share	(0.47)	0.10
Weighted average common shares outstanding, basic per share	37,471	36,699
Weighted average common shares outstanding, diluted per share	37,471	37,335

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Net cash used in operating activities	$(9,355)	$(14,794)
Net cash provided by investing activities	4,027	3,762
Net cash provided by financing activities	2,470	472
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(355)	(460)
Net decrease in cash, cash equivalents and restricted cash	$(3,213)	$(11,020)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, restricted cash and marketable securities totaled $6.3 million at January 31, 2021.

In fiscal 2020, we incurred $3.4 million in restructuring charges, which was inclusive of $2.1 million of charges in connection with closing our Ireland and Netherlands service organizations, for which we realized annualized cost savings of $6.0 million. In fiscal 2021, we incurred $1.5 million in severance charges, including $1.1 million of expense in relation to the reduction in headcount driven by the COVID-19 pandemic, for which we expect approximately $7.6 million in annualized cost savings.

We believe that existing cash and investments and cash expected to be provided by future operating and investing activities, augmented by the plans highlighted above, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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

On February 5, 2021, we filed a Registration Statement on Form S-3 with the SEC, which registered an indeterminate number of Securities using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

In connection with the shelf registration statement, the Company entered into an underwriting agreement with Aegis Capital Corp. on March 30, 2021, to issue and sell 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share (the “Offering”). The Offering closed on April 1, 2021 and resulted in approximately $17.6 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and estimated offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option to purchase up to an additional 1,548,522 shares of common stock at a purchase price of $1.85 per share, less underwriting discounts and commissions.

In March 2021, we entered into the Termination Agreement to our current headquarters office lease at 500 Totten Pond Road, Waltham, Massachusetts that provides for an early termination of such sublease effective March 21, 2021. In connection with the early termination of the sublease the Company will pay the sublandlord a termination payment of approximately $430 thousand against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $600 thousand in facilities costs for each of the next four years.

Net cash used in operating activities

Net cash used in operating activities was $9.4 million for fiscal 2021 and was primarily the result of our $21.8 million net loss, our operating activity non-cash adjustments, including $1.7 million in depreciation and amortization expense, $1.2 million in stock-based compensation expense, and $0.8 million in realized and unrealized foreign currency transaction losses, and changes in our operating assets and liabilities, including a $6.4 million decrease in accounts receivable, a $8.0 million decrease in unbilled receivables, and a $1.2 million decrease in prepaid expenses and other current assets and other assets partially offset by a $2.2 million decrease in accounts payable, and a $3.5 million decrease in accrued expenses and other liabilities, and a $0.9 million decrease in deferred revenue.

Net cash used in operating activities was $14.8 million for fiscal 2020 and was primarily the result of our $8.9 million net loss offset by a $5.4 million loss on the sale of fixed assets, a $1.5 million net gain on sale of investment in affiliate and other investments, and changes in our operating assets and liabilities, including a $17.8 million increase in unbilled receivables primarily related to Framework partially offset by a $7.1 million decrease in accounts receivable due to the timing of payments and a $4.6 million decrease in deferred revenue.

Changes in accounts receivable, unbilled receivables, accounts payable and accrued expenses were generally due to timing of customer and vendor invoicing and payments as well as the timing of Framework engagements.

Net cash provided by investing activities

Net cash provided by investing activities was $4.0 million and $3.8 million for fiscal 2021 and 2020, respectively. Net cash provided by investing activities in fiscal 2021 was due to $4.4 million in proceeds from the sales and maturities of marketable securities partially offset by $0.3 million in purchases of property and equipment. Net cash provided by investing activities in fiscal 2020 was primarily due to the $5.8 million of net proceeds from marketable securities and the $1.5 million of net proceeds from the sale of investment in affiliate partially offset by $3.8 million in cash paid for the acquisition of Xstream A/S.

Net cash provided by financing activities

Net cash provided by financing activities was $2.5 million and $0.5 million in fiscal 2021 and 2020, respectively.  Net cash provided by financing activities in fiscal 2021 was primarily from the $2.4 million proceeds from the Paycheck Protection Program (the “PPP”) loan. Net cash provided by financing activities in fiscal 2020 was primarily from proceeds received for the issuance of common stock partially offset by repurchases of common stock.

Impact of COVID-19 Pandemic

In the first quarter of fiscal 2021, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will continue to impact our financial condition or results of operations is currently uncertain and depends on factors including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Due to our business model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”)”. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impact that the CARES Act may have on our business, including the extent of our PPP loan forgiveness eligibility as noted below.

The Paycheck Protection Program

On May 5, 2020, the Company entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in an aggregate principal amount of $2,412,890 pursuant to the PPP under the CARES Act administered by the U.S. Small Business Administration (“SBA”).

Interest accrues on the Note at a fixed rate of one percent (1%) per annum, with the payment of the first ten months of interest and principal deferred. The Note has an initial term of two years, is unsecured and is guaranteed by the SBA. The Company applied to the Lender for forgiveness of the Note in March 2021 with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 7, 2020, calculated in accordance with the terms of the CARES Act. Management believes we have properly satisfied all eligibility requirements for full forgiveness, however, we cannot provide assurance that the loan will be forgiven.

Subject to any forgiveness under the PPP, the Note will mature on May 5, 2022. Beginning on the seventeenth-month anniversary of the date of the Note, the Company is required to make equal monthly payments of principal and interest until maturity. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default including, among others, those relating to breaches of the Company’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Note. The Note may be accelerated upon the occurrence of an event of default.

Tax Benefits Preservation Plan

On March 4, 2019, we entered into the Tax Benefits Preservation Plan in the form of a stockholder rights agreement (“Rights Agreement”) and issued a dividend of one preferred share purchase right (a “Right”) for each share of common stock payable on March 15, 2019 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from us one one-hundredth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $8.00 per one one-hundredth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K in fiscal year 2020 or fiscal 2021.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment:

•	Revenue recognition:
•	Allowance for doubtful accounts;
•	Accounting for goodwill and other intangible assets;
•	Accounting for income taxes;
•	Accounting for stock-based compensation; and
•	Management’s going concern assessment

Revenue Recognition

Overview

Our revenue is derived from sales of software licenses and associated third party hardware and support services, as well as professional services and support fees related to our software licenses.

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

•	identify the customer contract;
•	identify performance obligations that are distinct;
•	determine the transaction price;
•	allocate the transaction price to the distinct performance obligations; and
•	recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales and VAT taxes that are collected on behalf of government agencies.

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. Our contracts typically contain multiple performance obligations, for which we account for individual performance obligations separately, if they are distinct.

Recognize revenue as the performance obligations are satisfied

We enter into contracts that include combinations of license, support, professional services, and third-party products, which are accounted for as separate performance obligations with differing revenue recognition patterns. Revenue is recognized when or as control of the promised goods or services is transferred to customers. Our software licenses are primarily delivered on a perpetual basis, whereby the customer receives rights to use the software for an indefinite time period or a specified term and delivery and revenue recognition occurs at the point in time when the customer has the ability to download or access the software. Our customers may also contract with us for a Software as a Service (“SaaS”) type license, whereby the customer only has a right to access the software for a defined term. SaaS licenses are recognized ratably over the subscription period beginning on the date the license is made available to customers.

Our services revenue is comprised of support services and professional services. Support services consist of software upgrades on a when-and-if available basis, telephone support, bug fixes or patches and general hardware maintenance support. Revenue related to support services is recognized ratably over the term of the contract. Professional services are recognized as the services are performed.

Revenues attributable to third party products typically consist of hardware and related support contracts. Hardware products are typically recognized when control is transferred to the customer, which is defined as the point in time when the client can use and benefit from the hardware. In situations where the hardware is distinct and it is delivered before services are provided and is functional without services, control is transferred upon delivery or acceptance by the customer. Revenue attributable to third-party support contracts is recognized ratably over the term of the contract.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. We then allocate the transaction price to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of Accounting Standards Codification (“ASC”) 606-10-32-33. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. In February 2019, we began selling a new software bundle called Framework in addition to our legacy software products and services. Our legacy products were historically sold on a standalone basis and therefore the SSP and revenue recognition may differ from Framework. A typical Framework deal licenses our software products and services, including upgrades for one fixed price. Management considers the pricing of our Framework perpetual licenses as highly variable and uncertain and we do not have a history of selling the Framework software on a standalone basis. We recognize the portion of the transaction price allocated to Framework software on a residual basis, as we have at least one performance obligation for which the SSP is observable. The Company notes that both hardware and support services represent observable pricing. The SSP for our Legacy software is also recognized on a residual basis, as we have observable SSP for the associated support services sold with the software license based on historical observable data of selling support contracts on a standalone basis. We may also license our software as a SaaS type license, whereby our customer only has a right to access the software over a specified time period and the service includes technical support and unspecified upgrades and bug fixes. We recognize the full value of the contract ratably over the contractual term of the SaaS license.

Our services revenue is comprised of software license implementation services, engineering services, training and reimbursable expenses. We have concluded that services are distinct performance obligations, with the exception of engineering services. Engineering services may be provided on a standalone basis or bundled with a license when providing custom development.

We utilize the cost-plus margin method to determine the SSP for our Framework support services offerings and hardware sales. For Framework support services, we calculate the average cost of support to within a small range to arrive at an average expected cost. Legacy support services are priced as a percentage of the list price of the related software license and hardware. Historically, we determined the SSP of the support services based on this pricing relationship and observable data from standalone sales of support contracts. The expected cost-plus margin for hardware is based on the cost of the hardware from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin.

The SSP for services in time and materials contracts is determined by observable prices in standalone services arrangements. We estimate the SSP for fixed price services based on estimated hours adjusted for historical experience at time and material rates charged in standalone services arrangements. Revenue for fixed price services is recognized over time as the services are provided based on an input measure of hours incurred to total estimated hours.

Some of our contracts have payment terms that differ from the timing of revenue recognition, which requires us to assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. We estimate the significant financing component provided to our customers with extended payment terms by determining the present value of the future payments by applying an average standard industry discount rate that reflects the customer’s creditworthiness.

Payment terms with customers typically require payment 30 days from invoice date. Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

We occasionally enter into amendments to previously executed contracts that may constitute contract modifications. The amendments are assessed to determine if (1) the additional products and services are distinct from the product and services in the original arrangement; and (2) the amount of consideration expected for the added products and services reflects the SSP of those products and services. A contract modification meeting both criteria is accounted for as a separate contract. An amendment or contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract or a cumulative catch-up basis.

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

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment of these assets existed as of January 31, 2021 or 2020. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less.

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

Goodwill and Other Intangible Assets

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

Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment is recorded if the amount by which our carrying value exceeds our fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price.

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

Income Taxes

Income taxes comprise current and deferred income tax. Income taxes are recognized in the consolidated statements of operations and comprehensive loss except to the extent that it relates to items recognized directly within equity or in other comprehensive loss. Income taxes payable, which is included in accrued expenses in our consolidated balance sheets, is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially-enacted at the reporting date, and any adjustment to tax payable in respect of previous years.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax provision (benefit), in our consolidated statements of operations and comprehensive loss. We have made a policy election to treat the Global Intangible Low-Taxed Income (“GILTI”) tax as a period expense.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SeaChange International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (the “Company”) as of January 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the two years in the period ended January 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Company derives revenue from sales of software licenses and associated third party hardware and support services, as well as professional services and support fees related to software licenses, as further described in Note 2 to the financial statements. Frequently, the customer arrangements provide software licenses combined with third party hardware and support services, as well as professional services and support and therefore include multiple performance obligations under ASC 606, Revenue from Contracts with Customers. The identification of performance obligations in the arrangement, particularly for more complex customer arrangements, requires a detailed analysis of the contractual terms and application of more complex accounting guidance. In addition, the allocation of the transaction price to each performance obligation within an arrangement and the timing of revenue recognition requires the application of management judgment. Given the accounting complexity and the management judgment necessary to identify performance obligations in the arrangement and determine the timing and allocation of revenue in arrangements with multiple performance obligations, auditing revenue recognition for such arrangements required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the recognition of revenue from arrangements with multiple performance obligations included the following, among others:

1.

we reviewed the Company’s controls over revenue recognition, including those over the identification of performance obligations included in the transaction, the allocation of the transaction price to these performance obligations, and the timing of revenue recognition;

2.	we evaluated the Company’s accounting policies in the context of the applicable accounting standards;
3.

we evaluated the appropriateness and consistency of the methods and assumptions used by management to determine the standalone selling price of delivered and undelivered performance obligations of the arrangement; and

4.	we selected a sample of revenue arrangements, including those arrangements that we considered individually significant, and performed the following:
a.	we obtained related contracts and evaluated whether the contracts properly documented the terms of the arrangements in accordance with the Company’s policies;
b.	we tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated;
c.

we evaluated whether the Company appropriately determined all performance obligations in the arrangement and whether the methodology to allocate the transaction price to the individual performance obligations was appropriately applied based on their stand-alone selling prices;

d.

we compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers;

e.	we tested the allocation of the transaction price to each distinct performance obligation by comparing the relative standalone selling prices to the selling prices of similar goods or services;
f.	we evaluated whether the value allocated to each performance obligation was appropriately recognized in the correct accounting period; and
g.	we obtained evidence of satisfaction of the performance obligations of the arrangement to the customer.

/s/ Marcum llp

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
April 14, 2021

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per data)

	January 31,	January 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,856	$9,013
Marketable securities	252	3,835
Accounts receivable, net of allowance for doubtful accounts of $934 and $947 at January 31, 2021 and January 31, 2020, respectively	6,050	12,127
Unbilled receivables	9,359	14,279
Prepaid expenses and other current assets	4,372	5,112
Total current assets	25,889	44,366
Property and equipment, net	605	554
Operating lease right-of-use assets	4,968	4,860
Marketable securities	—	782
Intangible assets, net	1,272	2,300
Goodwill	10,577	9,775
Unbilled receivables	6,340	9,031
Other assets	757	1,222
Total assets	$50,408	$72,890
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,825	$4,007
Accrued expenses	4,277	7,986
Deferred revenue	4,737	5,041
Promissory note	1,340	—
Total current liabilities	12,179	17,034
Deferred revenue	657	1,140
Operating lease liabilities	4,070	4,348
Taxes payable	763	436
Promissory note	1,073	—
Other liabilities	125	—
Total liabilities	18,867	22,958
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized at January 31, 2021 and January 31, 2020; 37,811,224 shares issued and 37,639,304 shares outstanding at January 31, 2021; 37,303,952 shares issued and 37,163,462 outstanding at January 31, 2020	378	373
Additional paid-in capital	246,446	245,067
Treasury stock, at cost; 171,920 shares at January 31, 2021 and 140,490 shares at January 31, 2020	(227)	(147)
Accumulated other comprehensive loss	(73)	(2,137)
Accumulated deficit	(214,983)	(193,224)
Total stockholders' equity	31,541	49,932
Total liabilities and stockholders' equity	$50,408	$72,890

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Fiscal Years Ended January 31,
	2021	2020
Revenue:
Product	$6,608	$39,914
Service	15,391	27,240
Total revenue	21,999	67,154
Cost of revenue:
Product	3,556	6,179
Service	8,513	17,473
Total cost of revenue	12,069	23,652
Gross profit	9,930	43,502
Operating expenses:
Research and development	13,808	16,050
Selling and marketing	6,420	12,179
General and administrative	9,746	15,211
Severance and restructuring costs	1,477	3,523
Loss on sale of fixed assets	—	5,423
Total operating expenses	31,451	52,386
Loss from operations	(21,521)	(8,884)
Other (expense) income, net	(180)	11
Loss before income taxes	(21,701)	(8,873)
Income tax provision	(58)	(48)
Net loss	$(21,759)	$(8,921)
Net loss per share, basic	$(0.58)	$(0.24)
Net loss per share, diluted	$(0.58)	$(0.24)
Weighted average common shares outstanding, basic	37,471	36,699
Weighted average common shares outstanding, diluted	37,471	36,699
Comprehensive loss:
Net loss	$(21,759)	$(8,921)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	2,114	1,212
Unrealized (losses) gains on marketable securities	(50)	44
Total other comprehensive income	2,064	1,256
Comprehensive loss	$(19,695)	$(7,665)

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended January 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(21,759)	$(8,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,667	2,016
Loss on sale of fixed assets	7	5,423
Change in allowance for doubtful accounts	(208)	628
Stock-based compensation expense	1,247	1,151
Deferred income taxes	—	(203)
Realized and unrealized foreign currency transaction loss	793	2,126
Gain on sale of investment in affiliate and other investments, net	—	(1,495)
Other	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	6,420	7,134
Unbilled receivables	7,967	(17,840)
Inventory	—	924
Prepaid expenses and other current assets and other assets	1,196	1,609
Accounts payable	(2,233)	(1,149)
Accrued expenses and other liabilities	(3,492)	(170)
Deferred revenue	(920)	(4,565)
Other	—	(1,462)
Net cash used in operating activities	(9,355)	(14,794)
Cash flows from investing activities:
Purchases of property and equipment	(328)	(281)
Proceeds from sale of building and land	—	600
Cash paid for acquisitions, net	—	(3,838)
Purchases of marketable securities	—	(790)
Proceeds from sales and maturities of marketable securities	4,355	6,576
Proceeds from sale of investment in affiliate, net	—	1,495
Net cash provided by investing activities	4,027	3,762
Cash flows from financing activities:
Proceeds from stock option exercises	119	594
Proceeds from employee stock purchase plan	18	20
Repurchases of common stock	(80)	(142)
Proceeds from Paycheck Protection Program	2,413	—
Net cash provided by financing activities	2,470	472
Effect of exchange rate on cash, cash equivalents and restricted cash	(355)	(460)
Net decrease in cash, cash equivalents and restricted cash	(3,213)	(11,020)
Cash, cash equivalents and restricted cash at beginning of period	9,297	20,317
Cash, cash equivalents and restricted cash at end of period	$6,084	$9,297
Supplemental disclosure of cash flow information
Income taxes paid	$327	$463
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$987	$5,600
Fair value of common stock issued in acquisition	$—	$874

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2019	35,946,100	359	242,442	(5)	(3,393)	(184,303)	55,100
Issuance of common stock pursuant to acquisition of Xstream	541,738	5	869	—	—	—	874
Issuance of common stock pursuant to vesting of restricted stock units	608,200	6	(6)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	12,453	—	20	—	—	—	20
Issuance of common stock pursuant to exercise of stock options	195,461	3	591	—	—	—	594
Repurchases of common stock	—	—	—	(142)	—	—	(142)
Stock-based compensation expense	—	—	1,151	—	—	—	1,151
Unrealized gains on marketable securities	—	—	—	—	44	—	44
Foreign currency translation adjustment	—	—	—	—	1,212	—	1,212
Net loss	—	—	—	—	—	(8,921)	(8,921)
Balances at January 31, 2020	37,303,952	$373	$245,067	$(147)	$(2,137)	$(193,224)	$49,932

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2020	37,303,952	373	245,067	(147)	(2,137)	(193,224)	49,932
Issuance of common stock pursuant to vesting of restricted stock units	462,300	5	(5)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	5,702	—	18	—	—	—	18
Issuance of common stock pursuant to exercise of stock options	39,270	—	119	—	—	—	119
Repurchases of common stock	—	—	—	(80)	—	—	(80)
Stock-based compensation expense	—	—	1,247	—	—	—	1,247
Unrealized losses on marketable securities	—	—	—	—	(50)	—	(50)
Foreign currency translation adjustment	—	—	—	—	2,114	—	2,114
Net loss	—	—	—	—	—	(21,759)	(21,759)
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

SeaChange International, Inc. (“we” or the “Company”), was incorporated under the laws of the state of Delaware on July 9, 1993. We are an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions.  Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand.

As of January 31, 2021, the Company’s corporate office was located in Waltham, Massachusetts. The Company has wholly-owned subsidiaries in the following countries: Canada, Denmark, Germany, India, Ireland, Netherlands, Philippines, Poland, Singapore, Turkey, and the United Kingdom.

Liquidity

We have implemented restructuring programs and cost saving initiatives during the past three years to improve operations and optimize our cost structure. In fiscal 2020, we streamlined our operations and closed our service organizations in Ireland and the Netherlands. In the first half of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic. Additionally, in the second quarter of fiscal 2021 we transferred our technical support services to our Poland location in an effort to further reduce cost.

These measures are important steps in restoring us to profitability and positive cash flow. We believe that existing cash and investments and cash expected to be provided by future operating results, and the Offering (as defined below) augmented by the plans highlighted above, are adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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

On February 5, 2021, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”), which registered an indeterminate number of shares of common stock, preferred stock, Series A Participating Preferred Stock, warrants or rights to purchase common stock or preferred stock, and units (collectively, the “Securities”) using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

In connection with the shelf registration statement, the Company entered into an underwriting agreement with Aegis Capital Corp. on March 30, 2021, to issue and sell 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share (the “Offering”). The Offering closed on April 1, 2021 and resulted in approximately $17.6 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and estimated offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option to purchase up to an additional 1,548,522 shares at a purchase price of $1.85 per share, less underwriting discounts and commissions.

In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) to our current headquarters office lease at 500 Totten Pond Road, Waltham, Massachusetts that provides for an early termination of such sublease effective March 21, 2021. In connection with the early termination of the sublease the Company will pay the sublandlord a termination payment of approximately $430 thousand against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.

Impact of COVID-19 Pandemic

In the first quarter of fiscal 2021, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. The extent to which COVID-19 will continue to impact our financial condition or results of operations is currently uncertain and depends on factors including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Due to our business model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impact that the CARES Act may have on our business.

The Paycheck Protection Program

On May 5, 2020, the Company entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in an aggregate principal amount of $2,412,890 pursuant to the Paycheck Protection Program (“PPP”) under the CARES Act administered by the United States (“U.S.”) Small Business Administration (“SBA”). The Note is included in our consolidated balance sheets.

Interest accrues on the Note at a fixed rate of one percent (1%) per annum, with the payment of the first ten months of interest and principal deferred and is included in accrued expenses in our consolidated balance sheets. The Note has an initial term of two years, is unsecured and is guaranteed by the SBA. The Company applied to the Lender for forgiveness of the Note in March 2021, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 7, 2020, calculated in accordance with the terms of the CARES Act, however, we cannot provide assurance that the loan will be forgiven.

Subject to any forgiveness under the PPP, the Note will mature on May 5, 2022. Beginning on the seventeenth-month anniversary of the date of the Note, the Company is required to make equal monthly payments of principal and interest until maturity. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default including, among others, those relating to breaches of the Company’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Note. The Note may be accelerated upon the occurrence of an event of default.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, management’s going concern assessment, accounting for income taxes, and the valuation of stock-based awards.  We base our estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances.  On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience.  Changes in estimates are recorded in the period in which they become known.  Actual results may differ from those estimates or assumptions.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at the date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral in relation to obligations set forth by our landlord.

The following tables provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows as of January 31, 2021 and 2020:

	As of January 31,
	2021	2020
	(Amounts in thousands)
Cash and cash equivalents	$5,856	$9,013
Restricted cash	228	284
Total cash, cash equivalents and restricted cash	$6,084	$9,297

Restricted cash is included as a component of other assets in the consolidated balance sheet.

Marketable Securities

Our investments, consisting of debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss.

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

We sell our software products and services worldwide primarily to service providers, consisting of operators, telecommunications companies, satellite operators and broadcasters. One customer accounted for 22% of total revenue in fiscal 2021. No customer accounted for more than 10% of total revenue in fiscal 2020. Two customers accounted for 18% and 16% of the accounts receivable balance as of January 31, 2021. Two customers accounted for 16% and 10% of the accounts receivable balance as of January 31, 2020.

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

The balance of our investments in affiliates was zero as of January 31, 2021 and 2020.

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

Goodwill and Other Intangible Assets

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

Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment is recorded if the amount by which our carrying value exceeds our fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price. There have been no impairment charges recorded for fiscal 2021 and fiscal 2020.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax provision (benefit), in our consolidated statements of operations and comprehensive loss. We have made a policy election to treat the Global intangible low-taxed income (“GILTI”) tax as a period expense.

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

We also incur transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Foreign currency transaction gains and losses are included in the consolidated statements of operations and comprehensive loss as a component of other (expense) income, net. The Company recorded foreign currency net transaction losses of $0.8 million and $2.1 million for fiscal 2021 and 2020, respectively.

Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss includes our net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.  Our only elements of other comprehensive loss are foreign currency translation adjustments and changes in unrealized gains on marketable securities.

Accumulated other comprehensive loss on the consolidated balance sheets as of January 31, 2021 and 2020 consists of foreign currency translation adjustments of ($0.1) million and ($2.2) million, respectively, and unrealized gains on marketable securities of less than $0.1 million and $0.1 million, respectively.

Revenue Recognition

Overview

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, effective February 1, 2018, using the modified retrospective method. Our revenue is derived from sales of software licenses and associated third party hardware and support services, as well as professional services and support fees related to our software licenses.

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

•	identify the customer contract;
•	identify performance obligations that are distinct;
•	determine the transaction price;
•	allocate the transaction price to the distinct performance obligations; and
•	recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

Identify performance obligations that are distinct

A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales and VAT taxes that are collected on behalf of government agencies.

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. Our contracts typically contain multiple performance obligations, for which we account for individual performance obligations separately, if they are distinct.

Recognize revenue as the performance obligations are satisfied

We enter into contracts that include combinations of license, support and professional services, and third-party products, which are accounted for as separate performance obligations with differing revenue recognition patterns. Revenue is recognized when or as control of the promised goods or services is transferred to customers. Our software licenses are primarily delivered on a perpetual basis, whereby the customer receives rights to use the software for an indefinite time period or a specified term and delivery and revenue recognition occurs at the point in time when the customer has the ability to download or access the software. Our customers may also contract with us for a Software as a Service (“SaaS”) type license whereby the customer only has a right to access the software for a defined term. SaaS licenses are recognized ratably over the subscription period beginning on the date the license is made available to customers.

Our services revenue is comprised of support services and professional services. Support services consist of software upgrades on a when-and-if available basis, telephone support, bug fixes or patches and general hardware maintenance support. Revenue related to support services is recognized ratably over the term of the contract. Professional services are recognized as the services are performed.

Revenues attributable to third party products typically consist of hardware and related support contracts. Hardware products are typically recognized when control is transferred to the customer, which is defined as the point in time when the client can use and benefit from the hardware. In situations where the hardware is distinct and it is delivered before services are provided and is functional without services, control is transferred upon delivery or acceptance by the customer. Revenue attributable to third-party support contracts is recognized ratably over the term of the contract.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once we determine the performance obligations, we determine the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The transaction price is then allocated to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. In February 2019, we began selling a new software bundle called the Framework in addition to our legacy software products and services. Our legacy products were historically sold on a standalone basis and therefore the SSP and revenue recognition may differ from the Framework. A typical Framework deal licenses our software products and services, including upgrades for one fixed price. Management considers the pricing of our Framework perpetual licenses as highly variable and uncertain and we do not have a history of selling the Framework software on a standalone basis. We recognize the portion of the transaction price allocated to the Framework software on a residual basis, as we have at least one performance obligation for which the SSP is observable. The Company notes that both hardware and support services represent observable pricing. The SSP for our legacy software is also recognized on a residual basis, as we have observable SSP for the associated support services sold with the software license based on historical observable data of selling support contracts on a standalone basis. We may also license our software as a SaaS type license, whereby our customer only has a right to access the software over a specified time period and the service includes technical support and unspecified upgrades and bug fixes. We recognize the full value of the contract ratably over the contractual term of the SaaS license.

Our services revenue is comprised of support services, software license implementation services, engineering services, training and reimbursable expenses. We have concluded that services are distinct performance obligations, with the exception of engineering services. Engineering services may be provided on a standalone basis or bundled with a license when we are providing custom development.

We utilize the cost-plus margin method to determine the SSP for our Framework support services offerings and hardware sales. For Framework support services, we calculate the average cost of support to within a small range to arrive at an average expected cost. Legacy support services are priced as a percentage of the list price of the related software license and hardware. Historically, we determined the SSP of the support services based on this pricing relationship and observable data from standalone sales of support contracts. The expected cost-plus margin for hardware is based on the cost of the hardware from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin.

The SSP for services in time and materials contracts is determined by observable prices in standalone services arrangements. We estimate the SSP for fixed price services based on estimated hours adjusted for historical experience at time and material rates charged in standalone services arrangements. Revenue for fixed price services is recognized over time as the services are provided based on an input measure of hours incurred to total estimated hours.

Some of our contracts have payment terms that differ from the timing of revenue recognition, which requires us to assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. We estimate the significant financing component provided to our customers with extended payment terms by determining the present value of the future payments by applying an average standard industry discount rate that reflects the customer’s creditworthiness.

Payment terms with customers typically require payment 30 days from invoice date. Our agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, we have endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

We occasionally enter into amendments to previously executed contracts that may constitute contract modifications. The amendments are assessed to determine if (1) the additional products and services are distinct from the product and services in the original arrangement; and (2) the amount of consideration expected for the added products and services reflects the SSP of those products and services. An amendment or contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract or a cumulative catch-up basis.

Contract Balances

Contract assets consist of unbilled revenue, which is recognized as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Unbilled receivables expected to be billed and collected within one year are classified as current assets or long-term assets if expected to be billed and collected after one year (see Note 12).

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment of these assets existed as of January 31, 2021 or 2020. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $553 thousand as of January 31, 2021 compared to $958 thousand as of January 31, 2020. Current deferred capitalized commission costs are included in prepaid expense and other current assets in our consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in our consolidated balance sheets. Capitalized commissions expensed during the fiscal years ended January 31, 2021 and 2020 included in the consolidated statement of operations and comprehensive loss were $71 thousand and $434 thousand, respectively.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on their fair value on the date of the grant and recognize compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award, and recognize forfeitures as incurred. We apply the straight-line method of expense recognition to all awards with only service-based vesting conditions and apply the graded-vesting method to all awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. We apply the graded-vesting method to awards with market conditions that include graded-vesting features.

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

Our existing leases are for facilities only. None of our leases are with related parties. In addition to rent, office leases may require us to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. As a practical expedient, we account for the non-lease components together with the lease components as a single lease component for all of our leases. Only the fixed costs for leases are accounted for as a single lease component and recognized as part of a right-of-use asset and liability.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of unrestricted common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted and deferred common stock units using the “treasury stock” method when the effect is not anti-dilutive. In periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

Pending Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of fiscal 2024. We are currently evaluating if this guidance will have a material effect to our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes and removes certain exceptions and improves consistent application of accounting principles for certain areas in Topic 740. ASU 2019-12 is effective in the first quarter of fiscal 2022. We are currently evaluating if this guidance will have a material effect on our consolidated financial statements.

All other Accounting Standards Updates issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3.	Fair Value Measurements

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 3 inputs for the periods presented:

		Fair Value at January 31, 2021 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$46	$46	$—
Marketable securities:
U.S. Treasury Notes and bonds	252	252	—
Total	$298	$298	$—

		Fair Value at January 31, 2020 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$1,408	$1,408	$—
Marketable securities:
U.S. Treasury Notes and bonds	3,360	3,360	—
Corporate bonds	1,257	—	1,257
Total	$6,025	$4,768	$1,257

Cash equivalents include money market funds and U.S. treasury bills.

Marketable securities by security type consisted of the following:

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$249	$3	$—	$252
Corporate bonds	—	—	—	—
	$249	$3	$—	$252

	As of January 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$3,310	$50	$—	$3,360
Corporate Bonds	1,254	3	—	1,257
	$4,564	$53	$—	$4,617

As of January 31, 2021, marketable securities consisted of investments that mature within one year.

4.	Acquisitions

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

Goodwill recorded as part of the acquisition is not deductible for tax purposes.

5.	Consolidated Balance Sheet Detail

Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following:

	As of
	January 31, 2021	January 31, 2020
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$9,765	$9,695
Service and spare components	—	1,158
Office furniture and equipment	306	170
Leasehold improvements	238	154
	10,309	11,177
Less: Accumulated depreciation and amortization	(9,704)	(10,623)
Total property and equipment, net	$605	$554

As a result of the sale of our Acton, MA headquarters in the fourth quarter of fiscal year ended January 31, 2020 for $0.5 million, net of disposal costs, we recorded a one-time $5.4 million loss on the sale of fixed assets reported in the consolidated statement of operations and comprehensive loss.

Depreciation expense of property and equipment was $0.3 million and $0.9 million for the years ended January 31, 2021 and 2020, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	As of
	January 31, 2021	January 31, 2020
	(Amounts in thousands)
Accrued employee compensation and benefits	$742	$3,236
Accrued professional fees	575	928
Sales tax and VAT payable	271	317
Accrued restructuring	—	744
Current obligation - right of use operating leases	1,387	722
Accrued third party hardware costs	—	1,169
Accrued other	1,302	870
Total accrued expenses	$4,277	$7,986

6.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We perform impairment tests related to our goodwill on an annual basis or when we identify certain triggering events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount. We performed our annual assessment of goodwill for both fiscal 2021 and fiscal 2020 and determined there was no impairment loss for either period.

The following table represents the changes in goodwill as of January 31, 2021 and 2020:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2019	$8,753
Goodwill arising from the Xstream acquisition	1,300
Translation adjustment	(278)
Balance as of January 31, 2020	9,775
Translation adjustment	802
Balance as of January 31, 2021	$10,577

An interim test was performed at the end of the second quarter of fiscal 2021, as decline in the stock price and other negative qualitative factors led management to conclude that there was a potential impairment. It was determined it was unlikely that our fair value was less than our carrying value and therefore no impairment was recorded.

We performed another impairment test at the end of our fiscal year ended January 31, 2021 and determined it was unlikely that our fair value was less than our carrying value and therefore no impairment was recorded. If the impacts of COVID-19 are more severe than expected, impairment charges could result in future periods, and such impairment charges could be material.

Intangible Assets, Net

Intangible assets, net, consisted of the following at January 31, 2021 and 2020:

	As of January 31, 2021
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$1,469	$49	$785
Acquired existing technology	1,364	910	33	487
Total finite-lived intangible assets	$3,569	$2,379	$82	$1,272

	As of January 31, 2020
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$718	$(66)	$1,421
Acquired existing technology	1,364	445	(40)	879
Total finite-lived intangible assets	$3,569	$1,163	$(106)	$2,300

We recognized amortization expense of intangible assets in the following operating expense categories:

	For the Fiscal Years Ending January 31,
	2021	2020
	(Amounts in thousands)
Selling and marketing	$753	$608
Research and development	457	555
	$1,210	$1,163

Future amortization expense as of January 31, 2021 is $1.3 million to be fully expensed in fiscal 2022.

7.	Severance and Restructuring Costs

Severance Costs

Severance charges incurred, unrelated to a restructuring plan, were $1.5 million and $0.2 million in fiscal 2021 and 2020, respectively and were primarily related to the departure of former employees. The severance charges in fiscal 2021 included $1.3 million of expense in relation to the reduction in headcount driven by the COVID-19 pandemic.

Restructuring Costs

Restructuring charges incurred were $3.4 million in fiscal 2020 primarily related to the closing of our service organizations in Ireland and the Netherlands in a continued effort to streamline operations. There were less than $0.1 million in restructuring charges in fiscal 2021.

The following table shows the change in balances of our accrued restructuring reported as a component of other accrued expenses on the consolidated balance sheets:

	Employee- Related Benefits	Closure of Leased Facilities	Other Restructuring	Total
	(Amounts in thousands)
Accrued balance as of January 31, 2019	$653	$—	$—	$653
Restructuring charges incurred	2,995	113	259	3,367
Cash payments	(2,877)	(6)	(259)	(3,142)
Other charges	(27)	(107)	—	(134)
Accrued balance as of January 31, 2020	744	—	—	744
Restructuring charges incurred	2	—	—	2
Cash payments	(737)	—	—	(737)
Other charges	(9)	—	—	(9)
Accrued balance as of January 31, 2021	$—	$—	$—	$—

8.	Commitments and Contingencies

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

9.	Operating Leases
As of January 31, 2021, the Company had operating leases for facilities expiring at various dates through 2026.
The components of lease expense for the fiscal year ended January 31, 2021 are as follows:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Operating lease cost	$1,351	$906
Short term lease cost, net	34	27
Total lease cost	$1,385	$933

Supplemental cash flow information related to the Company’s operating leases was as follows:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,072	$906

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	As of January 31, 2021	As of January 31, 2020
	(Amounts in thousands)
Operating lease right-of-use assets	$4,968	$4,860

Current portion, operating lease liabilities	1,387	722
Operating lease liabilities, long term	4,070	4,348
Total operating lease liabilities	$5,457	$5,070

Weighted average remaining lease term (years)	4.0	5.0
Weighted average incremental borrowing rate	5.0%	5.0%

The current portion, operating lease liabilities is included in the balance of accrued expenses at January 31, 2021. Rent payments for continuing operations were approximately $1.1 million for the fiscal year ended January 31, 2021. Future minimum lease payments for operating leases with initial or remaining terms in excess of one year at January 31, 2021 are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2022	$1,320
2023	1,466
2024	1,507
2025	1,550
2026	59
Total lease payments	5,902
Less interest	445
Total operating lease liabilities	$5,457

In March 2021, we entered into a Termination Agreement for our current headquarters office lease at 500 Totten Pond Road, Waltham, Massachusetts that provides for an early termination of such sublease effective March 21, 2021 (see Note 1).
10.	Stockholders’ Equity

Stock Authorization

The Board of Directors is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board of Directors, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2021. We have designated 1,000,000 shares of Series A Participating Preferred Stock in connection with our Rights Plan (as defined below).

Equity Plans

2011 Compensation and Incentive Plan.

Our 2011 Compensation and Incentive Plan (the “2011 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants, and directors. We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. The number of shares authorized for issuance under the 2011 Plan is 9,300,000. Additionally, outstanding awards under our 2005 Equity Compensation and Incentive Plan that expired, terminated, surrendered or canceled without having been fully exercised became available for issuance under the 2011 Plan. As of January 31, 2021, there were 3,286,731 shares available for future grant.

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

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is

1,150,000 shares of which 1,075,024 remain available under the ESPP as of January 31, 2021. Under the ESPP, 5,702 and 14,057 shares were purchased during fiscal 2021 and fiscal 2020, respectively. As of April 1, 2020, the Company suspended the ESPP indefinitely and is still evaluating when the suspension will be lifted, if at all.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted:

	For the Fiscal Years Ended January 31,
	2021	2020
Risk-free interest rate	0.3%	1.8%
Expected volatility	62.1%	50.5%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	5.5	6.0

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

Stock Option Activity

The following table summarizes our stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of January 31, 2020	2,768,466	$2.14	8.03	$6,430,232
Granted	300,998	2.74
Exercised	(39,270)	3.04
Forfeited	(1,357,648)	2.42
Outstanding as of January 31, 2021	1,672,546	$2.00	5.64	$—
Vested and expected to vest as of January 31, 2021	1,672,546	$2.00	5.64	$—
Options exercisable as of January 31, 2021	1,154,773	$2.12	4.41	$—

The weighted average grant-date fair values of stock options granted during the years ended January 31, 2021 and 2020 were $0.81 per share and $1.94 per share, respectively.

Stock Units

We have granted RSUs and DSUs with service-based vesting criteria that generally vest over one to three years. In fiscal 2021, we granted 144,928 DSU shares and 276,451 RSU shares. In fiscal 2020, we granted 774,931 DSU shares and 128,961 RSU shares. We have also granted PSUs with performance-based and market-based vesting criteria. In fiscal 2021, we granted an aggregate of 369,292 market-based PSUs to employees under the LTI Program, of which 182,864 PSUs were granted and released for exceeding the target goal of market-based criteria from awards originally granted in 2017. We did not grant any PSUs in fiscal 2020. The PSUs vest in three equal annual installments upon the achievement of certain Company-specific goals in each of the three years.

The following table summarizes our stock unit activity:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested balance as of January 31, 2020	1,144,953	$2.30
Granted	790,671	1.51
Vested	(462,300)	2.65
Forfeited	(301,455)	1.83
Unvested balance as of January 31, 2021	1,171,869	$1.87

Stock-Based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Cost of revenue	$(8)	$4
Research and development	292	302
Sales and marketing	96	230
General and administrative	867	615
	$1,247	$1,151

As of January 31, 2021, unrecognized stock-based compensation expense related to unvested stock options was approximately $0.4 million, which is expected to be recognized over a weighted average period of 1.31 years.  As of January 31, 2021, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $0.7 million, which is expected to be recognized over a weighted average amortization period of 1.00 years. As of January 31, 2021, unrecognized stock-based compensation expense related to unvested PSUs was $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.28 years.

Tax Benefits Preservation Plan

On March 4, 2019, we entered into the Tax Benefits Preservation Plan in the form of a stockholder rights agreement (“Rights Agreement”) and issued a dividend of one preferred share purchase right (a “Right”) for each share of common stock payable on March 15, 2019 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from us one one-hundredth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $8.00 per one one-hundredth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

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

On June 4, 2019, the Board authorized a share repurchase program of up to $5.0 million of then-outstanding shares of the Company’s common stock, which expired on June 4, 2020. Under the share repurchase program, the Company was authorized to repurchase, from time to time, outstanding shares of common stock in accordance with applicable laws both on the open market, including under trading plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended and in privately negotiated transactions.

The following table provides a summary of the Company’s stock repurchase activities related to this program for the fiscal year ended January 31, 2020 (in thousands, except per share amounts):

For the Fiscal Year Ended
January 31, 2020
Shares repurchased	100
Average cost per share	$1.42
Value of shares repurchased	$142

There were no stock repurchase activities related to this program in fiscal 2021.
12.	Accounts Receivables, Contract Assets, and Contract Liabilities

Receivables

The following table shows our accounts receivable, net and unbilled receivables:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Accounts receivable, net	$6,050	$12,127
Unbilled receivables, current	9,359	14,279
Unbilled receivables, long-term	6,340	9,031
	$21,749	$35,437

Contract Assets

Contract assets consist of unbilled receivables and are customer committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.

Unbilled receivables are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of January 31,
	2021	Percentage
1 year or less	$9,359	60%
1-2 years	4,943	31%
2-5 years	1,397	9%
Total unbilled receivables	$15,699	100%

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue in the fiscal years ended January 31, 2021 and 2020 is due to new billings in advance of revenue recognition offset by revenue recognized during the periods.

We recognized $5.2 million of revenue related to deferred billings in fiscal 2021 and $8.1 million in fiscal 2020.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2019	$8,014	$2,642
Increase (decrease)	(2,973)	(1,502)
Balance as of January 31, 2020	$5,041	$1,140
Increase (decrease)	(304)	(483)
Balance as of January 31, 2021	$4,737	$657

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of January 31, 2021 is $28.2 million. This amount in part includes amounts billed for undelivered services that are included in deferred revenue reported on the consolidated balance sheets. Revenue recognized in fiscal 2021 related to remaining performance obligations as of the previous fiscal year ended January 31, 2020 was $13.5 million.

13.	Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table shows our revenue disaggregated by revenue stream:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Product revenue:
Framework	$1,765	$33,199
Online video platform and other	3,370	4,197
Hardware	1,473	2,518
Total product revenue	6,608	39,914
Service revenue:
Maintenance and support	9,755	20,188
Framework and support services	3,864	1,428
Professional services and other	1,772	5,624
Total service revenue	15,391	27,240
Total revenue	$21,999	$67,154

Geographic Information

The following table summarizes revenue by customers’ geographic locations:

	For the Fiscal Years Ended January 31,
	2021	%	2020	%
	(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America¹	$10,198	46%	$40,072	60%
Europe and Middle East	8,495	39%	15,829	24%
Latin America	2,519	11%	9,639	14%
Asia Pacific	787	4%	1,614	2%
Total revenue	$21,999		$67,154
(1)	Includes total revenue for the U.S. for the periods shown as follows:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands, except percentages)
US Revenue	$6,805	$31,707
% of total revenue	31%	47%

The following table summarizes long-lived assets by geographic locations:

	As of January 31, 2021%		As of January 31, 2020%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations¹:
North America	$10,864	79%	$13,293	75%
Europe and Middle East	2,819	21%	4,359	25%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$13,714		$17,683
(1)	Excludes marketable securities, long-term and goodwill.

14.	Income Taxes

The Company files income tax returns in the U.S., various state jurisdictions, and various foreign jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to fiscal 2018.

The components of loss from operations before income taxes are as follows:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Domestic	$(23,427)	$(3,314)
Foreign	1,726	(5,559)
Loss before income taxes	$(21,701)	$(8,873)

The components of the income tax provision from operations are as follows:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Current:
Federal	$(38)	$—
State	46	20
Foreign	50	210
Total	58	230
Deferred:
Foreign	—	(182)
Total	—	(182)
Income tax provision	$58	$48

The income tax provision was computed using the federal statutory income tax rate and average state statutory rates, net of related federal benefits. The provision differs from our effective tax rate primarily due to the following:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Statutory U.S. federal tax rate (21%)	$(4,557)	$(1,863)
State taxes, net of federal tax benefit	46	20
Losses not benefitted	4,554	(3,207)
Non-deductible stock compensation expense	22	326
Other non-deductible items	359	406
Innovative technology and development incentive	(380)	(298)
Foreign tax rate differential	24	447
Tax gain on restructuring activities	—	4,196
Current fiscal year impact of FIN 48	(10)	21
Income tax provision	$58	$48

The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allowed us to accelerate the refund of our AMT credit from fiscal 2022 to fiscal 2021. The refund was received in late December 2020.

As a result of the 2017 Tax Reform Act, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, we have asserted our intention to indefinitely invest the cumulative undistributed earnings of our foreign subsidiaries except for Ireland. In response to increased cash requirements in the U.S. related to a significant decline in sales resulting from COVID-19 we declared two cash dividends in fiscal 2021 totaling $4.4 million.

The components of deferred income taxes are as follows:

	As of January 31,
	2021	2020
	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$448	$545
Deferred revenue	350	274
Stock-based compensation expense	499	503
U.S. federal, state and foreign tax credits	7,737	7,929
Property and equipment	118	119
Loss carryforwards	34,518	29,373
Deferred tax assets	43,670	38,743
Less: Valuation allowance	(43,439)	(38,248)
Net deferred tax assets	231	495
Deferred tax liabilities:
Other	—	46
Intangible assets	231	449
Total net deferred tax liabilities	$—	$—

At January 31, 2021, we had federal, state and foreign net operating loss carry forwards of $131.1 million, $77.4 million and $9.4 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2022. We perform a Section 382 analysis on a periodic basis and utilization of these net operating loss carry forwards may be limited pursuant to provisions of the respective local jurisdiction. In addition, at January 31, 2021, we had federal and state research and development credit carry forwards of $3.8 million and $1.8 million, respectively, and state investment tax credit carry forwards of $0.2 million. We have foreign tax credit carry forwards of $2.0 million, which are available to reduce future federal regular income taxes. These credits expire at various dates beginning in fiscal 2022, except for $0.2 million in credits that have an unlimited carryforward period.

We review the adequacy of the valuation allowance for deferred tax assets on a quarterly basis. We have evaluated the positive and negative evidence bearing upon our ability to realize our deferred tax assets and have established a valuation allowance of $43.4 million for such assets, which are comprised principally of net operating loss carry forwards, research and development credits, deferred revenue, and stock-based compensation. If we generate pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased by $5.2 million for the year ended January 31, 2021 and decreased by $3.7 million for the fiscal year ended January 31, 2020.

A reconciliation of the total amounts of gross unrecognized tax benefits is as follows:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$4,306	$4,318
Increase due to new positions in the current year	471	—
Decrease due to expiration of statute of limitation	(155)	—
Effect of currency translation	10	(12)
Balance of gross unrecognized tax benefits, end of period	$4,632	$4,306

As of January 31, 2021, we had $4.6 million of unrecognized tax benefits, a portion of which are classified as long term and included in long-term liabilities on our consolidated balance sheets. We recognized interest and penalties related to unrecognized tax benefits in the income tax provision on our consolidated statements of operations and comprehensive loss. As of January 31, 2021 and 2020, total gross interest accrued was $0.1 million. Included in the balance of unrecognized tax benefits as of January 31, 2021 and January 31, 2020 are $0.1 million for both periods of tax benefits that, if recognized, would affect the effective tax rate.

When accounting for uncertain tax positions, the impact of uncertain tax positions are recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has determined that it has uncertain tax positions requiring recognition as of January 31, 2021 and no uncertain tax positions requiring recognition as of January 31, 2020. The Company does not expect any change to this determination in the next twelve months.
15.	Employee Benefit Plans

We sponsor a 401(k) retirement savings plan (the “Plan”) that covers substantially all domestic employees of SeaChange. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit. Participation in the Plan is available to full-time employees who meet eligibility requirements. We also contribute to various retirement plans for our employees outside the U.S. according to the local plans specific to each foreign location. Amounts contributed will vary. During fiscal 2021 and 2020, we contributed $0.1 million, and $0.4 million, respectively. As of April 1, 2020, the Company suspended our Plan contribution match as a cost-saving initiative in response to the COVID-19 pandemic.

16.	Net Loss Per Share

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Fiscal Years Ended January 31,
	2021	2020
	(Amounts in thousands)
Stock options	2,233	1,290
Restricted stock units	55	51
Deferred stock units	76	10
	2,364	1,351

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Robert Pons, our Principal Executive Officer and Executive Chairman, and Michael D. Prinn, our Chief Financial Officer, Senior Vice President and Treasurer, participated in this evaluation. Based upon that evaluation, Messrs. Pons and Prinn concluded that our disclosure controls and procedures were effective as of January 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment and those criteria, our management concluded that as of January 31, 2021, our internal control over financial reporting was effective.

Marcum LLP, our independent registered public accounting firm that audited our financial statements included in this Form 10-K was not required to issue an attestation report on our internal control over financial reporting.

(C) Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information contained in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about July 8, 2021, to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference to the information contained in the Definitive Proxy Statement to be filed within 120 days after the close of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference to the information contained in the Definitive Proxy Statement to be filed within 120 days after the close of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference to the information contained in the Definitive Proxy Statement to be filed within 120 days after the close of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference to the information contained in the Definitive Proxy Statement to be filed within 120 days after the close of our fiscal year.

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

10.1**

Second Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 26, 2017 with the Commission and incorporated herein by reference)

10.2**

Form of Restricted Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on July 20, 2011 with the Commission and incorporated herein by reference).

10.3**

Form of Incentive Stock Option Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission and incorporated herein by reference).

10.4**

Form of Deferred Stock Unit Award Grant Notice pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission and incorporated herein by reference).

10.5**

Form of Non-Qualified Stock Option Agreement for Employees pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission and incorporated herein by reference).

Exhibit No.	Description

10.6**

Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 4, 2014 with the Commission and incorporated herein by reference).

10.7**

Form of Performance Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2016 with the Commission and incorporated herein by reference).

10.8**

Form of Performance Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K previously filed on April 16, 2018 with the Commission and incorporated herein by reference).

10.9**

Form of Restricted Stock Unit Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed December 14, 2005 with the Commission and incorporated herein by reference).

10.10**

Form of Incentive Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed April 17, 2006 with the Commission and incorporated herein by reference).

10.11**

Form of Non-Qualified Stock Option Agreement pursuant to the Company’s 2005 Equity Compensation and Incentive Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K previously filed April 17, 2006 with the Commission and incorporated herein by reference).

10.12**	Form of Indemnification Agreement (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K previously filed April 10, 2013 with the Commission and incorporated herein by reference).

10.13**

SeaChange International, Inc. 2015 Employee Stock Purchase Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 22, 2015 with the Commission and incorporated herein by reference).

10.14**

Change-in-Control Severance Agreement, dated as of January 1, 2019, by and between the Company and Yossi Aloni (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K previously filed on April 12, 2019 with the Commission and incorporated by reference).

10.15**

Offer letter, dated as of August 29, 2019, by and between the Company and Yossi Aloni (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 29, 2019 with the Commission and incorporated herein by reference).

10.16**

Change-in-Control Severance Agreement, dated as of July 6, 2016, by and between the Company and Peter Faubert (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed on July 7, 2016 with the Commission and incorporated herein by reference).

10.17**

Amended and Restated Change-in-Control Severance Agreement, dated as of January 26, 2016, by and between the Company and David McEvoy (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K previously filed on January 28, 2016 with the Commission and incorporated herein by reference).

10.18**

Offer letter, dated as of December 10, 2018, by and between the Company and Marek Kielczewski (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on September 9, 2020 with the Commission and incorporated herein by reference).

10.19**

Change-in-Control Severance Agreement, dated as of October 18, 2018, by and between the Company and Marek Kielczewski (filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K previously filed on April 12, 2019 with the Commission and incorporated herein by reference).

10.20**

Offer letter, dated as of September 6, 2019, by and between SeaChange International, Inc. and Michael Prinn (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 5, 2019 with the Commission and incorporated herein by reference).

Exhibit No.	Description

10.21**

Change-in-Control Severance Agreement, dated as of October 8, 2019, by and between SeaChange International, Inc. and Michael Prinn (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 5, 2019 with the Commission and incorporated herein by reference).

10.23**

Offer letter, dated as of August 28, 2019, by and between SeaChange International, Inc. and Chad Hassler (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on September 9, 2020 with the Commission and incorporated herein by reference).

10.24**

Change-in-Control Severance Agreement, dated as of August 29, 2019, by and between SeaChange International, Inc. and Chad Hassler (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q previously filed on September 9, 2020 with the Commission and incorporated herein by reference).

10.25

Purchase and Sale Agreement and Escrow Instructions, dated November 4, 2019, by and between SeaChange International, Inc. and Calare Properties, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on November 11, 2019 with the Commission and incorporated herein by reference).

10.26

License Agreement, dated December 6, 2019, by and between SeaChange International, Inc. and 50 Nagog Park Acton LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on December 11, 2019 with the Commission and incorporated herein by reference).

10.27

Cooperation Agreement, dated February 28, 2019, by and among the Company, Karen Singer and TAR Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 1, 2019 with the Commission and incorporated herein by reference).

10.28

Amendment to Cooperation Agreement, dated August 8, 2019, by and among the Company, Karen Singer and TAR Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 8, 2019 with the Commission and incorporated herein by reference).

10.29

Note, dated May 5, 2020, between the Company and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on May 11, 2020 with the Commission and incorporated herein by reference).

10.30#

Sublease Agreement, dated December 19, 2019, by and between Saucony, Inc. and SeaChange International, Inc. (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K previously filed on April 20, 2020 with the Commission and incorporated herein by reference).

10.31##

Sublease Termination Agreement, dated March 21, 2021, by and between Saucony, Inc. and SeaChange International, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 25, 2021 with the Commission and incorporated herein by reference).

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Marcum LLP.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Provided herewith
**	Management contract or compensatory plan
#	Confidential portions omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended
##	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: April 14, 2021	By:	/s/ ROBERT M. PONS
Robert M. Pons
Executive Chairman (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Pons and Michael D. Prinn, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ROBERT M. PONS	Executive Chairman, Director (Principal Executive Officer)	April 14, 2021
Robert Pons

/s/ MICHAEL D. PRINN	Chief Financial Officer	April 14, 2021
Michael D. Prinn	Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ JEFFREY TUDER	Director	April 14, 2021
Jeffrey Tuder

/s/ JULIAN SINGER	Director	April 14, 2021
Julian Singer

/s/ MATTHEW STECKER	Director	April 14, 2021
Matthew Stecker