Form 10-Q
period 2021-04-30
SEACHANGE INTERNATIONAL INC
filed 2021-06-11
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38828

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 Huntington Ave, Ste 1703 #73480, Boston, MA	02115
(Address of principal executive offices)	(Zip Code)

(978) 897-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	SEAC	The Nasdaq Global Select Market
Series A Participating Preferred Stock Purchase Rights	SEAC	The Nasdaq Global Select Market

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

The number of shares outstanding of the registrant’s Common Stock on June 1, 2021 was 48,405,679.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	April 30,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$21,278	$5,856
Marketable securities	—	252
Accounts receivable, net of allowance for doubtful accounts of $931 and $934 at April 30, 2021 and January 31, 2021, respectively	6,249	6,050
Unbilled receivables	8,420	9,359
Prepaid expenses and other current assets	4,427	4,372
Total current assets	40,374	25,889
Property and equipment, net	478	605
Operating lease right-of-use assets	2,707	4,968
Intangible assets, net	953	1,272
Goodwill	10,566	10,577
Unbilled receivables	5,842	6,340
Other assets	1,098	757
Total assets	$62,018	$50,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,854	$1,825
Accrued expenses	3,926	4,277
Deferred revenue	5,165	4,737
Promissory note	2,144	1,340
Total current liabilities	13,089	12,179
Deferred revenue	444	657
Operating lease liabilities	1,997	4,070
Taxes payable	772	763
Promissory note	269	1,073
Other liabilities	125	125
Total liabilities	16,696	18,867
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized at April 30, 2021 and January 31, 2021; 48,408,342 shares issued and 48,236,422 shares outstanding at April 30, 2021; 37,811,224 shares issued and 37,639,304 shares outstanding at January 31, 2021;	484	378
Additional paid-in capital	264,147	246,446
Treasury stock, at cost; 171,920 shares at April 30, 2021 and January 31, 2021	(227)	(227)
Accumulated other comprehensive loss	(31)	(73)
Accumulated deficit	(219,051)	(214,983)
Total stockholders' equity	45,322	31,541
Total liabilities and stockholders' equity	$62,018	$50,408

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended April 30,
	2021	2020
Revenue:
Product	$1,620	$3,098
Service	3,432	3,817
Total revenue	5,052	6,915
Cost of revenue:
Product	406	1,580
Service	1,815	2,826
Total cost of revenue	2,221	4,406
Gross profit	2,831	2,509
Operating expenses:
Research and development	2,668	4,166
Selling and marketing	1,380	2,126
General and administrative	2,105	2,054
Severance and restructuring costs	484	486
Total operating expenses	6,637	8,832
Loss from operations	(3,806)	(6,323)
Other expense, net	(228)	(208)
Loss before income taxes	(4,034)	(6,531)
Income tax provision (benefit)	34	(21)
Net loss	$(4,068)	$(6,510)
Net loss per share, basic	$(0.10)	$(0.17)
Net loss per share, diluted	$(0.10)	$(0.17)
Weighted average common shares outstanding, basic	41,307	37,521
Weighted average common shares outstanding, diluted	41,307	37,521
Comprehensive loss:
Net loss	$(4,068)	$(6,510)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	41	(24)
Unrealized gains on marketable securities	1	9
Total other comprehensive income (loss)	42	(15)
Comprehensive loss	$(4,026)	$(6,525)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541
Issuance of common stock pursuant to vesting of restricted stock units	178,096	2	(2)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	95,538	1	136	—	—	—	137
Issuance of common stock, net of issuance costs	10,323,484	103	17,359	—	—	—	17,462
Stock-based compensation expense	—	—	208	—	—	—	208
Unrealized gains on marketable securities	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	(4,068)	(4,068)
Balances at April 30, 2021	48,408,342	$484	$264,147	$(227)	$(31)	$(219,051)	$45,322

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2020	37,303,952	373	245,067	(147)	(2,137)	(193,224)	$49,932
Issuance of common stock pursuant to vesting of restricted stock units	312,717	3	(3)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	39,270	—	119	—	—	—	119
Issuance of common stock pursuant to ESPP purchases	5,702	—	18	—	—	—	18
Stock-based compensation expense	—	—	357	—	—	—	357
Unrealized gains on marketable securities	—	—	—	—	9	—	9
Foreign currency translation adjustment	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	(6,510)	(6,510)
Balances at April 30, 2020	37,661,641	$376	$245,558	$(147)	$(2,152)	$(199,734)	$43,901

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Three Months Ended April 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,068)	$(6,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	376	357
Loss on disposal of fixed assets	77	—
Gain on write-off of operating lease right-of-use assets and liabilities related to termination	(328)	—
Change in allowance for doubtful accounts	—	(316)
Stock-based compensation expense	208	357
Realized and unrealized foreign currency transaction loss (gain)	263	(29)
Other	1	14
Changes in operating assets and liabilities:
Accounts receivable	(208)	3,111
Unbilled receivables	1,431	589
Prepaid expenses and other current assets and other assets	—	(554)
Accounts payable	34	417
Accrued expenses and other liabilities	173	(1,689)
Deferred revenue	221	(10)
Net cash used in operating activities	(1,820)	(4,263)
Cash flows from investing activities:
Purchases of property and equipment	(7)	(138)
Proceeds from sales and maturities of marketable securities	252	1,201
Net cash provided by investing activities	245	1,063
Cash flows from financing activities:
Proceeds from stock option exercises	137	119
Proceeds from employee stock purchase plan	—	18
Proceeds from issuance of common stock, net of issuance costs	17,462	—
Net cash provided by financing activities	17,599	137
Effect of exchange rate on cash, cash equivalents and restricted cash	(199)	153
Net increase (decrease) in cash, cash equivalents and restricted cash	15,825	(2,910)
Cash, cash equivalents and restricted cash at beginning of period	6,084	9,297
Cash, cash equivalents and restricted cash at end of period	$21,909	$6,387
Supplemental disclosure of cash flow information
Income taxes paid	$101	$11
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$402

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

Liquidity

In the first half of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic and in the second quarter of fiscal 2021 we transferred our technical support services to our Poland location in an effort to further reduce cost. In the first quarter of fiscal 2022, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the office sublease for our former headquarters in Waltham, Massachusetts, effective March 21, 2021. Additionally, in the first quarter of fiscal 2022, we issued and sold 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share (the “Offering”). The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option to purchase up to an additional 1,548,522 shares at a purchase price of $1.85 per share, less underwriting discounts and commissions (the “Underwriter Option”). The Underwriter Option was not exercised and has expired. These measures are important steps in restoring us to profitability and positive cash flow. We believe that existing cash and cash equivalents and cash expected to be provided by future operating results will be adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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

Interest accrues on the Note at a fixed rate of one percent (1%) per annum, with the payment of the first ten months of interest and principal deferred, and is included in accrued expenses in our consolidated balance sheets. The Note has an initial term of two years, is unsecured and is guaranteed by the SBA. The Company applied to the Lender for forgiveness of the Note in March 2021, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 7, 2020, calculated in accordance with the terms of the CARES Act, however, we cannot provide assurance that the Note will be forgiven.

Subject to any forgiveness under the PPP, the Note will mature on May 5, 2022. Beginning on the seventeen-month anniversary of the date of the Note, the Company is required to make equal monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default including, among others, those relating to breaches of the Company’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Note. The Note may be accelerated upon the occurrence of an event of default.

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

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of January 31, 2021 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on April 15, 2021.
2.	Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, accounting for income taxes, the valuation of stock-based awards, and management’s assessment of the Company’s ability to continue as a going concern. We base our estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances.  On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.  Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at the date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral in relation to obligations set forth by our U.S. bank and the landlord of our Poland facility.

The following table provides a summary of cash, cash equivalents and restricted cash that constitutes the total amounts shown in the consolidated statements of cash flows as of April 30, 2021 and 2020:

	As of April 30,
	2021	2020
	(Amounts in thousands)
Cash and cash equivalents	$21,278	$6,187
Restricted cash	631	200
Total cash, cash equivalents and restricted cash	$21,909	$6,387

Restricted cash is included as a component of other assets in the consolidated balance sheets.

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

We sell our software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. Two customers accounted for 18% and 16% of total revenue for the three months ended April 30, 2021 and two customers accounted for 15% and 13% of total revenue for the three months ended April 30, 2020. Three customers accounted for 22%, 16%, and 15% of the accounts receivable balance as of April 30, 2021. Two customers accounted for 18% and 16% of the accounts receivable balance as of January 31, 2021.

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

Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. Goodwill impairment is recorded if the amount of our carrying value exceeds our fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price. There were no impairment charges recorded in fiscal 2021 or the first quarter of fiscal 2022.

Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

Contract Balances

Contract assets consist of unbilled revenue, which is recognized as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Unbilled receivables expected to be billed and collected within one year are classified as current assets or long-term assets if expected to be billed and collected after one year (see Note 10).

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment of these assets existed as of April 30, 2021 or January 31, 2021. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $504 thousand as of April 30, 2021 compared to $553 thousand as of January 31, 2021. Current deferred capitalized commission costs are included in prepaid expense and other current assets in our consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in our consolidated balance sheets. Capitalized commissions expensed during the three months ended April 30, 2021 and 2020 included in the consolidated statement of operations and comprehensive loss were $49 thousand and $135 thousand, respectively.

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

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended April 30,
	2021	2020
	(Amounts in thousands)
Stock options	1,897	766
Restricted stock units	135	58
Deferred stock units	41	81
	2,073	905

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes and removes certain exceptions and improves consistent application of accounting principles for certain areas in Topic 740. ASU 2019-12 was effective in the first quarter of fiscal 2022 and did not have an effect on our consolidated financial statements.

Pending Accounting Pronouncements

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

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 3 inputs for the periods presented:

		Fair Value at April 30, 2021 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$46	$46	$—
Total	$46	$46	$—

		Fair Value at January 31, 2021 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$46	$46	$—
Marketable securities:
U.S. Treasury Notes and bonds	252	252	—
Total	$298	$298	$-

Cash equivalents include money market funds and U.S. treasury bills.

There were no marketable securities as of April 30, 2021. Marketable securities by security type consisted of the following as of January 31, 2021:

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$249	$3	$—	$252
	$249	$3	$—	$252

4.	Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consists of the following:

	As of
	April 30, 2021	January 31, 2021
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$3,182	$9,765
Office furniture and equipment	259	306
Leasehold improvements	154	238
	3,595	10,309
Less: Accumulated depreciation and amortization	(3,117)	(9,704)
Total property and equipment, net	$478	$605

Depreciation expense was $60 thousand and $73 thousand for the three months ended April 30, 2021 and April 30, 2020, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	As of
	April 30, 2021	January 31, 2021
	(Amounts in thousands)
Accrued employee compensation and benefits	$825	$742
Accrued professional fees	111	575
Sales tax and VAT payable	365	271
Current obligation - right of use operating leases	866	1,387
Accrued other	1,759	1,302
Total accrued expenses	$3,926	$4,277

5.	Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform an impairment test related to our goodwill annually, which we perform during the third quarter of each fiscal year or sooner if we identify certain events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount. The following table represents the changes in goodwill since January 31, 2021:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2021	$10,577
Translation adjustment	(11)
Balance as of April 30, 2021	$10,566

Intangible assets, net, consisted of the following at April 30, 2021:

	As of April 30, 2021
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$(1,665)	$48	$588
Acquired existing technology	1,364	(1,032)	33	365
Total finite-lived intangible assets	$3,569	$(2,697)	$81	$953

We recognized amortization expense of intangible assets in operating expense categories on the consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended April 30,
	2021	2020
	(Amounts in thousands)
Selling and marketing	$195	$175
Research and development	121	109
	$316	$284

Future estimated amortization expense of intangibles as of April 30, 2021 was $953 thousand to be recognized in fiscal 2022.

6.	Commitments and Contingencies

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

7.	Operating Leases

The Company has operating leases for facilities and equipment expiring at various dates through 2025.

The components of lease expense are as follows:

	For the Three Months Ended April 30,
	2021	2020
	(Amounts in thousands)
Operating lease cost	$283	$322
Short term lease cost, net	5	31
Total lease cost	$288	$353

Supplemental cash flow information related to the Company’s operating leases was as follows:

	For the Three Months Ended April 30,
	2021	2020
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$473	$322

Supplemental balance sheet information related to the Company's operating leases was as follows:

	As of April 30, 2021	As of January 31, 2021
	(Amounts in thousands)
Operating lease right-of-use assets	$2,707	$4,968

Current portion, operating lease liabilities	866	1,387
Operating lease liabilities, long term	1,997	4,070
Total operating lease liabilities	$2,863	$5,457

Weighted average remaining lease term (years)	3.7	4.0
Weighted average incremental borrowing rate	5.0%	5.0%

The current portion, operating lease liabilities is included in the balance of accrued expenses at April 30, 2021. Rent payments for continuing operations were approximately $0.4 million for the three months ended April 30, 2021. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at April 30, 2021, are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2022	$663
2023	823
2024	812
2025	838
Total lease payments	3,136
Less interest	273
Total operating lease liabilities	$2,863

In the first quarter of fiscal 2022, we entered into the Termination Agreement which terminated the sublease with respect to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, the Company is to pay the sublandlord a termination payment of approximately $0.4 million, of which $0.3 million was paid during the three months ended April 30, 2021, and the remaining $0.1 million was paid subsequent to quarter end. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expense on the consolidated statements of operations and comprehensive loss for the three months ended April 30, 2021. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.
8.	Severance and Restructuring Costs

During the three months ended April 30, 2021, we incurred severance and restructuring costs of $0.1 million and $0.4 million, respectively, primarily for employee-related termination benefits in relation to the restructuring of our finance department and expenses related to the closure of our leased facility in Waltham, Massachusetts.

The following table shows the change in accrued restructuring balances since January 31, 2021 primarily related to our finance department restructuring efforts and closure of our leased headquarters facility, reported as a component of accrued expenses on the consolidated balance sheets:

	Employee- Related Benefits	Closure of Leased Facilities	Total
	(Amounts in thousands)
Accrued balance as of January 31, 2021	$—	$—	$—
Restructuring charges incurred	147	463	610
Cash payments	(72)	(337)	(409)
Accrued balance as of April 30, 2021	$75	$126	$201

9.	Stock-Based Compensation Expense

Equity Plans

2011 Compensation and Incentive Plan

Our 2011 Compensation and Incentive Plan (the “2011 Plan”) provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants and directors. We may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board of Directors is responsible for the administration of the 2011 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board of Directors may elect to modify the terms of an award. The number of shares authorized for issuance under the 2011 Plan is 9,300,000. Additionally, outstanding awards under the 2005 Equity Compensation and Incentive Plan that, since adoption of the 2011 Plan, expire, terminate, or are surrendered or canceled without having been fully exercised are available for issuance under the 2011 Plan. As of April 30, 2021, there were 3,359,383 shares available for future grant.

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

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of April 30, 2021. Under the ESPP, 5,702 shares were purchased during the first three months of fiscal 2021. There were no shares purchased under the ESPP during the first three months of fiscal 2022 as the Company suspended the ESPP as of April 1, 2020 and is still evaluating when the suspension will be lifted, if at all.

Award Activity

In the first three months of fiscal 2022, we granted 830,000 option awards and 109,489 RSU awards with a total grant date fair value of $1.2 million. In the first three months of fiscal 2022, we canceled 802,500 option awards and 171,308 RSU awards, including PSUs.

Stock-Based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended April 30,
	2021	2020
	(Amounts in thousands)
Cost of revenue	$1	$(8)
Research and development	(77)	67
Sales and marketing	18	40
General and administrative	266	258
	$208	$357

As of April 30, 2021, unrecognized stock-based compensation expense related to unvested stock options was approximately $0.4 million, which is expected to be recognized over a weighted average period of 2.2 years. As of April 30, 2021, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $0.5 million, which is expected to be recognized over a weighted average amortization period of 0.9 years. Additionally, as of April 30, 2021, unrecognized stock-based compensation expense related to unvested PSUs was less than $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.1 years.
10.	Accounts Receivables, Contract Assets, and Contract Liabilities

Receivables

The following table summarizes our accounts receivable, net and unbilled receivables:

	As of April 30,	As of January 31,
	2021	2021
	(Amounts in thousands)
Accounts receivable, net	$6,249	$6,050
Unbilled receivables, current	8,420	9,359
Unbilled receivables, long-term	5,842	6,340
	$20,511	$21,749

Contract Assets

Contract assets consist of unbilled receivables and are customer committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.

Unbilled receivables are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of April 30,
	2021	Percentage
1 year or less	$8,420	59%
1-2 years	4,623	32%
2-5 years	1,219	9%
Total unbilled receivables	$14,262	100%

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue in the first quarter ended April 30, 2021 is due to new billings in advance of revenue recognition offset by revenue recognized during the period.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2021	$4,737	$657
Increase (decrease)	428	(213)
Balance as of April 30, 2021	$5,165	$444

We recognized $1.7 million of revenue related to deferred billings in the first quarter of fiscal 2022.

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of April 30, 2021 is $27.7 million. This amount includes amounts billed for undelivered services that are included in deferred revenue reported on the consolidated balance sheets. Revenue recognized in the first quarter of fiscal 2022 related to remaining performance obligations as of the previous fiscal year ended January 31, 2021 was $3.3 million.

11.	Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table summarizes our revenue disaggregated by revenue stream:

	For the Three Months Ended April 30,
	2021	2020
	(Amounts in thousands)
Product revenue:
Framework	$1,016	$968
Online video platform and other	604	837
Hardware	—	1,293
Total product revenue	1,620	3,098
Service revenue:
Maintenance and support	2,038	2,605
Framework and support services	939	931
Professional services and other	455	281
Total service revenue	3,432	3,817
Total revenue	$5,052	$6,915

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended April 30,
	2021	%	2020	%
	(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America (1)	$2,701	53%	$3,578	52%
Europe and Middle East	1,961	39%	1,982	29%
Latin America	213	4%	1,133	16%
Asia Pacific	177	4%	222	3%
Total revenue	$5,052		$6,915

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended April 30,
	2021	2020
	(Amounts in thousands, except percentages)
US Revenue	$2,198	$2,343
% of total revenue	44%	34%

The following summarizes long-lived assets by geographic locations:

	As of April 30, 2021%		As of January 31, 2021%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$7,955	72%	$10,864	79%
Europe and Middle East	3,092	28%	2,819	21%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$11,078		$13,714

(1)	Excludes goodwill.
12.	Income Taxes

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

We recorded an income tax provision of less than $0.1 million and an income tax benefit of less than $0.1 million for the three months ended April 30, 2021 and April 30, 2020, respectively. Our effective tax rate in fiscal 2022 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of April 30, 2021, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

On March 4, 2019, our Board of Directors approved and adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) to potentially limit our ability to use net operating loss carryforwards and certain other tax attributes (“NOLs”) to reduce our potential future federal income tax obligations.  In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan expires no later than March 4, 2022, and was approved by our stockholders at our 2019 annual meeting of stockholders on July 11, 2019.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and such statements involve risks and uncertainties. The following information should be read in conjunction with the unaudited consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K (the “Form 10-K”) for our fiscal year ended January 31, 2021 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

SeaChange International, Inc., a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multiscreen, advertising and premium OTT video management solutions. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters, and other content providers. We sell our software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; and broadcasters.

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

We continue to initiate restructuring efforts to improve operations and optimize our cost structure. In the first quarter of fiscal 2022, we restructured our finance department and terminated the lease to our Waltham, Massachusetts headquarters. In the first half of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, for which we expect approximately $7.6 million of annualized savings. Additionally, in the second quarter of fiscal 2021 we transferred our technical support services to our Poland location in an effort to further reduce cost.

In February 2019, we entered into a cooperation agreement (the “Cooperation Agreement”) with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”). As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock. Pursuant to the Cooperation Agreement, we agreed to set the size of the Board at up to eight members, appointed Robert Pons to the Board as a Class II Director with an initial term that expired at the 2019 annual meeting of stockholders, and appointed Jeffrey Tuder to the Board as a Class III Director with an initial term that expired at the 2020 annual meeting of stockholders. Messrs. Pons and Tuder were subsequently re-elected in the 2019 and 2020 annual meeting of stockholders, respectively. On January 8, 2021, our Chief Executive Officer resigned, and Mr. Pons was subsequently appointed Executive Chairman and Principal Executive Officer in the interim. Mr. Tuder resigned from the Board on May 14, 2021 and was replaced by David Nicol.

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

In connection with the shelf registration statement, the Company entered into an underwriting agreement with Aegis Capital Corp. on March 30, 2021, to issue and sell 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share (the “Offering”). The Offering closed on April 1, 2021 and resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option (the “Underwriter Option”) to purchase up to an additional 1,548,522 shares of common stock at a purchase price of $1.85 per share, less underwriting discounts and commissions. The Underwriter Option was not exercised and has expired.

In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the sublease with respect to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, the Company is to pay the sublandlord a termination payment of approximately $0.4 million, of which $0.3 million was paid during the three months ended April 30, 2021, and the remaining $0.1 million was paid subsequent to quarter end. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expenses on the consolidated statements of operations and comprehensive loss as of April 30, 2021. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $600 thousand in facilities costs for each of the next four years.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended April 30,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
Framework	$1,016	$968	$48	5.0%
Online video platform and other	604	837	(233)	(27.8%)
Hardware	—	1,293	(1,293)	(100.0%)
Total product revenue	1,620	3,098	(1,478)	(47.7%)
Service revenue:
Maintenance and support	2,038	2,605	(567)	(21.8%)
Framework and support services	939	931	8	0.9%
Professional services and other	455	281	174	61.9%
Total service revenue	3,432	3,817	(385)	(10.1%)
Total revenue	5,052	6,915	(1,863)	(26.9%)
Cost of product revenue	406	1,580	(1,174)	(74.3%)
Cost of service revenue	1,815	2,826	(1,011)	(35.8%)
Total cost of revenue	2,221	4,406	(2,185)	(49.6%)
Gross profit	$2,831	$2,509	$322	12.8%
Gross product profit margin	74.9%	49.0%		25.9%
Gross service profit margin	47.1%	26.0%		21.2%
Gross profit margin	56.0%	36.3%		19.8%

Two customers accounted for 18% and 16% of total revenue for the three months ended April 30, 2021 and two customers accounted for 15% and 13% of total revenue for the three months ended April 30, 2021. See Part I Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 56% and 66% of total revenue in the three months ended April 30, 2021 and 2020, respectively. The decrease in international sales as a percentage of total revenue in the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 is primarily due to a decrease in international revenue at a higher rate than U.S. revenue primarily due to the COVID-19 pandemic.

Product Revenue

Product revenue decreased by $1.5 million for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020. The decrease for the three months ended April 30, 2021 was primarily due to the shift to our Framework sales model, which did not include any third-party hardware, and a decrease in legacy product sales in which we would procure and sell third-party hardware to our customers.

Service Revenue

Service revenue decreased by $0.4 million for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020. The decrease for the three months ended April 30, 2020 was primarily due to a decrease in our maintenance and support revenue provided on post warranty contracts as customers continue to provide their own solutions and legacy products are decommissioned.

Gross Profit and Margin

Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly, testing and implementation and ongoing maintenance of complete systems.

Our gross profit margin increased from 36% to 56% for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 primarily due to the lower cost of product and service revenue. Gross product profit margin increased from 49% to 75% for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 primarily due to a reduction in third-party hardware costs and an increase in higher margin software sales. Gross service profit margins increased from 26% to 47% for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 primarily due to a reduction in headcount in relation to our cost-saving efforts driven by the COVID-19 pandemic which drove higher margins.

Operating Expenses

Research and Development

Research and development expenses consist of salaries and related costs, including stock-based compensation for personnel in software development and engineering functions, as well as contract labor costs, depreciation of development and test equipment and an allocation of related facility expenses. The following table provides information regarding the change in research and development expenses during the periods presented:

	For the Three Months Ended April 30,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Research and development expenses	$2,668	$4,166	$(1,498)	(36.0%)
% of total revenue	52.8%	60.2%

Research and development expenses decreased by $1.5 million for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 primarily due to a $1.2 million decrease in labor and compensation costs associated with the reduction in headcount and outside services and a reduction in other research and development expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

Selling and Marketing

Selling and marketing expenses consist of salaries and related costs, including stock-based compensation for personnel engaged in selling and marketing functions, as well as commissions, travel expenses, certain promotional expenses and an allocation of related facility expenses. The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Three Months Ended April 30,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$1,380	$2,126	$(746)	(35.1%)
% of total revenue	27.3%	30.7%

Selling and marketing expenses decreased by $0.7 million for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 primarily due to a $0.6 million decrease in labor and compensations costs associated with the reduction in headcount, a $0.1 million decrease in travel expenses, and a reduction in other sales and marketing expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

General and Administrative

General and administrative expenses consist of salaries and related costs, including stock-based compensation for personnel in executive, finance, legal, human resources, information technology and administrative functions, as well as legal and accounting services, insurance premiums and an allocation of related facilities expenses. The following table provides information regarding the change in general and administrative expenses during the periods presented:

	For the Three Months Ended April 30,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,105	$2,054	$51	2.5%
% of total revenue	41.7%	29.7%

General and administrative expenses increased by $0.1 million for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020 primarily due to a $0.1 million increase in outside professional services and no bad debt expense or recoveries as compared to the $0.3 million recovery of bad debt in the prior period offset by a $0.3 million reduction in salaries and compensation and a reduction in other general expenditures driven by the COVID-19 pandemic.

Severance and Restructuring Costs

Severance costs consist of employee-related severance charges not related to a restructuring plan. Restructuring costs consist of charges related to restructuring including employee-related severance charges, remaining lease obligations and termination costs, and the disposal of equipment. The following table provides information regarding the change in severance and restructuring costs during the periods presented:

	For the Three Months Ended April 30,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$484	$486	$(2)	(0.4%)
% of total revenue	9.6%	7.0%

Severance and restructuring costs remained constant for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020. Severance and restructuring costs for the three months ended April 30, 2021 consisted primarily of employee related termination benefits for the restructuring of our finance department and facility related closure costs, including a $0.1 million net loss on our Waltham lease termination. Severance and restructuring costs for the three months ended April 30, 2020 consisted primarily of employee related termination benefits due to a reduction in headcount driven by the COVID-19 pandemic.

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Three Months Ended April 30,		Change
	2021	2020	$	%
	(Amounts in thousands, except for percentage data)
Interest income, net	26	119	(93)	(78.2%)
Foreign exchange loss, net	(263)	(331)	68	(20.5%)
Miscellaneous income, net	9	4	5	125.0%
	$(228)	$(208)	$(20)

The principal components of other expense, net were interest income, net of less than $0.1 million and foreign exchange loss, net of $0.3 million for the three months ended April 30, 2021 and interest income, net of $0.1 million and foreign exchange loss, net of $0.3 million for the three months ended April 30, 2020. Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Income Tax Provision (Benefit)

We recorded an income tax provision of less than $0.1 million and an income tax benefit of less than $0.1 million for the three months ended April 30, 2021 and April 30, 2020, respectively. Our effective tax rate in fiscal 2022 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of April 30, 2021, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Three Months Ended April 30,
	2021	2020
	(Amounts in thousands)
Net cash used in operating activities	$(1,820)	$(4,263)
Net cash provided by investing activities	245	1,063
Net cash provided by financing activities	17,599	137
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(199)	153
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,825	$(2,910)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash and marketable securities totaled $21.9 million at April 30, 2021.

In the first half of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, which will result in approximately $7.6 million of annualized cost savings, and transferred our technical support services to our Poland location in an effort to further reduce cost. In the first quarter of fiscal 2022, we entered into the Termination Agreement which terminated the sublease for our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease the Company will pay the sublandlord a termination payment of approximately $430 thousand against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $600 thousand in facilities costs for each of the next four years. Additionally, in the first quarter of fiscal 2022, we issued and sold 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share. The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

We believe that existing cash and cash equivalents and cash expected to be provided by future operating activities will be adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least the next 12 months.

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

Net cash used in operating activities

Net cash used in operating activities was $1.8 million for the three months ended April 30, 2021. Net cash used in operating activities was primarily the result of our net loss of $4.1 million, a $0.4 million non-cash expense for depreciation and amortization, a $0.2 million non-cash expense for stock-based compensation, a $0.3 million non-cash gain on the write-off of our operating lease right-of-use assets and liabilities in relation to the Waltham lease termination, a $0.3 million non-cash foreign currency transaction loss, and changes in working capital, which include a $0.2 million increase in accounts receivable, a $1.4 million decrease in unbilled receivables, a $0.2 million decrease in accrued expenses and other liabilities, and a $0.2 million increase in deferred revenue.

Net cash used in operating activities was $4.3 million for the three months ended April 30, 2020. Net cash used in operating activities was primarily the result of our net loss of $6.5 million, a $0.4 million non-cash expense for depreciation and amortization, a $0.3 million non-cash recovery of allowance for doubtful accounts, a $0.4 million non-cash expense for stock-based compensation, and changes in working capital, which include a $3.1 million decrease in accounts receivable, a $0.6 million decrease in unbilled receivables, a $0.6 million decrease in prepaid expenses and other current assets and other assets, a $0.4 million increase in accounts payable, and a $1.7 million decrease in accrued expenses and other liabilities.

Net cash provided by investing activities

Net cash provided by investing activities was $0.2 million and $1.1 million for the three months ended April 30, 2021 and April 30, 2020, respectively, due to proceeds from the sales and maturities of our marketable securities partially offset by purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $17.6 million for the three months ended April 30, 2021 due to $0.1 million in proceeds from stock option exercises and $17.5 million in net proceeds from the issuance of common stock in relation to the Offering. Net cash provided by financing activities was $0.1 million for the three months ended April 30, 2020 due to proceeds from stock option exercises and purchases through the Company’s Employee Stock Purchase Plan.

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

Interest accrues on the Note at a fixed rate of one percent (1%) per annum, with the payment of the first ten months of interest and principal deferred. The Note has an initial term of two years, is unsecured and is guaranteed by the SBA. The Company applied to the Lender for forgiveness of the Note in March 2021 with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 7, 2020, calculated in accordance with the terms of the CARES Act. Management believes we have properly satisfied all eligibility requirements for full forgiveness, however, we cannot provide assurance that the Note will be forgiven.

Subject to any forgiveness under the PPP, the Note will mature on May 5, 2022. Beginning on the seventeen-month anniversary of the date of the Note, the Company is required to make equal monthly payments of principal and interest. The Note may be prepaid at any time prior to maturity with no prepayment penalties. The Note provides for customary events of default including, among others, those relating to breaches of the Company’s obligations under the Note, including a failure to make payments, any bankruptcy or similar proceedings involving the Company, and certain material effects on the Company’s ability to repay the Note. The Note may be accelerated upon the occurrence of an event of default.

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

Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our principal executive officer and principal financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the three months ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of our historical agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us (see Note 6 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).

ITEM 1A.	Risk Factors

In addition to other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2021, which could materially affect our business, financial conditions, and results of operations. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Index to Exhibits

No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company.

3.2

Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on May 18, 2021 with the Commission and incorporated herein by reference).

10.1#

Sublease Termination Agreement, dated March 21, 2021, by and between Saucony, Inc. and SeaChange International, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 25, 2021 with the Commission and incorporated herein by reference).

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*	Filed herewith.
#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 11, 2021

SEACHANGE INTERNATIONAL, INC.

by:	/s/ ROBERT PONS
Robert Pons
Executive Chairman (Principal Executive Officer)

by:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)