Form 10-Q
period 2021-07-31
SEACHANGE INTERNATIONAL INC
filed 2021-09-14
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

The number of shares outstanding of the registrant’s Common Stock on September 1, 2021 was 49,040,253.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	July 31,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$18,933	$5,856
Marketable securities	—	252
Accounts receivable, net of allowance for doubtful accounts of $748 and $934 at July 31, 2021 and January 31, 2021, respectively	5,560	6,050
Unbilled receivables	8,344	9,359
Prepaid expenses and other current assets	4,200	4,372
Total current assets	37,037	25,889
Property and equipment, net	498	605
Operating lease right-of-use assets	2,504	4,968
Intangible assets, net	622	1,272
Goodwill	10,393	10,577
Unbilled receivables	6,079	6,340
Other assets	672	757
Total assets	$57,805	$50,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,284	$1,825
Accrued expenses	3,663	4,277
Deferred revenue	4,133	4,737
Promissory note	—	1,340
Total current liabilities	9,080	12,179
Deferred revenue	146	657
Operating lease liabilities	1,797	4,070
Taxes payable	674	763
Promissory note	—	1,073
Other liabilities	125	125
Total liabilities	11,822	18,867
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value; 100,000,000 shares authorized at July 31, 2021 and January 31, 2021; 49,212,173 shares issued and 49,040,253 shares outstanding at July 31, 2021; 37,811,224 shares issued and 37,639,304 shares outstanding at January 31, 2021;	492	378
Additional paid-in capital	264,972	246,446
Treasury stock, at cost; 171,920 shares at July 31, 2021 and January 31, 2021	(227)	(227)
Accumulated other comprehensive loss	(430)	(73)
Accumulated deficit	(218,824)	(214,983)
Total stockholders' equity	45,983	31,541
Total liabilities and stockholders' equity	$57,805	$50,408

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
Revenue:
Product	$2,709	$1,066	$4,329	$4,164
Service	3,831	3,929	7,263	7,746
Total revenue	6,540	4,995	11,592	11,910
Cost of revenue:
Product	693	788	1,099	2,368
Service	1,730	2,393	3,545	5,219
Total cost of revenue	2,423	3,181	4,644	7,587
Gross profit	4,117	1,814	6,948	4,323
Operating expenses:
Research and development	2,213	3,360	4,881	7,526
Selling and marketing	1,643	1,728	3,023	3,854
General and administrative	2,682	2,367	4,787	4,421
Severance and restructuring costs	87	543	571	1,029
Total operating expenses	6,625	7,998	13,262	16,830
Loss from operations	(2,508)	(6,184)	(6,314)	(12,507)
Other income (expense), net	212	373	(16)	165
Gain on extinguishment of debt	2,440	—	2,440	—
Income (loss) before income taxes	144	(5,811)	(3,890)	(12,342)
Income tax benefit	83	45	49	66
Net income (loss)	$227	$(5,766)	$(3,841)	$(12,276)
Net income (loss) per share, basic	$0.00	$(0.15)	$(0.09)	$(0.33)
Net income (loss) per share, diluted	$0.00	$(0.15)	$(0.09)	$(0.33)
Weighted average common shares outstanding, basic	48,489	37,527	44,958	37,376
Weighted average common shares outstanding, diluted	48,727	37,527	44,958	37,376
Comprehensive loss:
Net income (loss)	$227	$(5,766)	$(3,841)	$(12,276)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(399)	1,665	(358)	1,641
Unrealized (losses) gains on marketable securities	—	(13)	1	(4)
Total other comprehensive (loss) income	(399)	1,652	(357)	1,637
Comprehensive loss	$(172)	$(4,114)	$(4,198)	$(10,639)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at April 30, 2021	48,408,342	$484	$264,147	$(227)	$(31)	$(219,051)	$45,322
Issuance of common stock pursuant to vesting of restricted stock units	803,831	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	833	—	—	—	833
Foreign currency translation adjustment	—	—	—	—	(399)	—	(399)
Net income	—	—	—	—	—	227	227
Balances at July 31, 2021	49,212,173	$492	$264,972	$(227)	$(430)	$(218,824)	$45,983

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at April 30, 2020	37,661,641	$376	$245,558	$(147)	$(2,152)	$(199,734)	$43,901
Issuance of common stock pursuant to vesting of restricted stock units	66,346	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	260	—	—	—	260
Repurchases of common stock	—	—	—	(80)	—	—	(80)
Unrealized losses on marketable securities	—	—	—	—	(13)	—	(13)
Foreign currency translation adjustment	—	—	—	—	1,665	—	1,665
Net loss	—	—	—	—	—	(5,766)	(5,766)
Balances at July 31, 2020	37,727,987	$377	$245,817	$(227)	$(500)	$(205,500)	$39,967

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541
Issuance of common stock pursuant to vesting of restricted stock units	981,927	10	(10)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	95,538	1	136	—	—	—	137
Issuance of common stock, net of issuance costs	10,323,484	103	17,359	—	—	—	17,462
Stock-based compensation expense	—	—	1,041	—	—	—	1,041
Unrealized gains on marketable securities	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	(358)	—	(358)
Net loss	—	—	—	—	—	(3,841)	(3,841)
Balances at July 31, 2021	49,212,173	$492	$264,972	$(227)	$(430)	$(218,824)	$45,983

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2020	37,303,952	$373	$245,067	$(147)	$(2,137)	$(193,224)	$49,932
Issuance of common stock pursuant to vesting of restricted stock units	379,063	4	(4)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	5,702	—	18	—	—	—	18
Issuance of common stock pursuant to exercise of stock options	39,270	—	119	—	—	—	119
Stock-based compensation expense	—	—	617	—	—	—	617
Repurchases of common stock	—	—	—	(80)	—	—	(80)
Unrealized losses on marketable securities	—	—	—	—	(4)	—	(4)
Foreign currency translation adjustment	—	—	—	—	1,641	—	1,641
Net loss	—	—	—	—	—	(12,276)	(12,276)
Balances at July 31, 2020	37,727,987	$377	$245,817	$(227)	$(500)	$(205,500)	$39,967

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Six Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,841)	$(12,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	732	725
Loss on disposal of fixed assets	77	—
Gain on write-off of operating lease right-of-use assets and liabilities related to termination	(328)	—
Gain on extinguishment of debt	(2,440)	—
Change in allowance for doubtful accounts	(135)	(216)
Stock-based compensation expense	1,041	617
Deferred income taxes	—	186
Realized and unrealized foreign currency transaction loss	201	1,641
Other	1	(3)
Changes in operating assets and liabilities:
Accounts receivable	579	6,332
Unbilled receivables	1,208	2,345
Prepaid expenses and other current assets and other assets	354	291
Accounts payable	(527)	(1,290)
Accrued expenses and other liabilities	(170)	(2,814)
Deferred revenue	(1,085)	(1,084)
Net cash used in operating activities	(4,333)	(5,546)
Cash flows from investing activities:
Purchases of property and equipment	(77)	(202)
Proceeds from sales and maturities of marketable securities	252	2,476
Net cash provided by investing activities	175	2,274
Cash flows from financing activities:
Proceeds from stock option exercises	137	119
Proceeds from employee stock purchase plan	—	18
Proceeds from issuance of common stock, net of issuance costs	17,462	—
Repurchases of common stock	—	(80)
Proceeds from the Paycheck Protection Program	—	2,413
Net cash provided by financing activities	17,599	2,470
Effect of exchange rate on cash, cash equivalents and restricted cash	(242)	(840)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,199	(1,642)
Cash, cash equivalents and restricted cash at beginning of period	6,084	9,297
Cash, cash equivalents and restricted cash at end of period	$19,283	$7,655
Supplemental disclosure of cash flow information
Income taxes paid	$109	$92
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$987

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

In the second quarter of fiscal 2022, we were granted full forgiveness of the promissory note (the “Note”) we entered into with Silicon Valley Bank (the “Lender”) in May 2020 pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The aggregate principal amount of $2,412,890 and interest accrued of $27,145 at a fixed rate of one percent (1%) per annum, were fully forgiven by the SBA on June 15, 2021 and is included in the consolidated statements of operations and comprehensive loss as a gain on extinguishment of debt. These measures are important steps in restoring us to profitability and positive cash flow. We believe that existing cash and cash equivalents and cash expected to be provided by future operating results will be adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least 12 months from the date of this filing.

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

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  We continue to examine the impact that the CARES Act may have on our business.

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

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of January 31, 2021 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on April 15, 2021.
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

The following table provides a summary of cash, cash equivalents and restricted cash in the consolidated balance sheets as of the periods presented:

	As of
	July 31, 2021	January 31, 2021
	(Amounts in thousands)
Cash and cash equivalents	$18,933	$5,856
Restricted cash	350	228
Total cash, cash equivalents and restricted cash	$19,283	$6,084

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

We sell our software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. Two customers each accounted for 15% and one customer accounted for 12% of total revenue for the three months ended July 31, 2021 and two customers accounted for 22% and 11% of total revenue for the three months ended July 31, 2020. One customer accounted for 14% and two customers each accounted for 10% of total revenue for the six months ended July 31, 2021 and one customer accounted for 18% of total revenue for the six months ended July 31, 2020. Two customers accounted for 14%, and 11% of the accounts receivable balance as of July 31, 2021. Two customers accounted for 18% and 16% of the accounts receivable balance as of January 31, 2021.

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

Goodwill is tested for impairment annually on August 1st of each year and more frequently if events and circumstances indicate that the asset might be impaired. We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. Goodwill impairment is recorded if the amount of our carrying value exceeds our fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price. There were no impairment charges recorded in fiscal 2021 or the first half of fiscal 2022.

We performed our annual impairment test on August 1, 2021 using a quantitative approach. We considered macroeconomic, industry-specific and Company specific factors in addition to estimates and assumptions in our analysis. We estimated the fair value of the reporting unit using the income (or discounted cash flows model) and market approaches and determined there was no impairment as our fair value exceeded our carrying value.

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

Revenue Recognition

Overview

Our revenue recognition policies follow Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenue is derived from sales of software licenses and associated third party hardware and support services, as well as professional services and support fees related to our software licenses.

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

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. In February 2019, we began selling our software bundle called the Framework in addition to our legacy software products and services. Our legacy products were historically sold on a standalone basis and therefore the SSP and revenue recognition may differ from the Framework. A typical Framework deal licenses our software products and services, including upgrades for one fixed price. Management considers the pricing of our Framework perpetual licenses as highly variable and uncertain and we do not have a history of selling the Framework software on a standalone basis. We recognize the portion of the transaction price allocated to the Framework software on a residual basis, as we have at least one performance obligation for which the SSP is observable. The Company notes that both hardware and support services represent observable pricing. The SSP for our legacy software is also recognized on a residual basis, as we have observable SSP for the associated support services sold with the software license based on historical observable data of selling support contracts on a standalone basis. We may also license our software as a SaaS type license, whereby our customer only has a right to access the software over a specified time period and the service includes technical support and unspecified upgrades and bug fixes. We recognize the full value of the contract ratably over the contractual term of the SaaS license.

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

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment of these assets existed as of July 31, 2021 or January 31, 2021. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $431 thousand as of July 31, 2021 compared to $553 thousand as of January 31, 2021. Current deferred capitalized commission costs are included in prepaid expense and other current assets in our consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in our consolidated balance sheets. Capitalized commissions expensed during the six months ended July 31, 2021 and 2020 included in the consolidated statement of operations and comprehensive loss were $123 thousand and $218 thousand, respectively.

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

For the Three Months Ended July 31, 2021
Restricted stock units	159
Deferred stock units	79
238

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Stock options	1,453	2,314	1,671	967
Restricted stock units	113	65	124	58
Deferred stock units	62	82	41	82
	1,628	2,461	1,836	1,108

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

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 2 or level 3 inputs for the periods presented:

		Fair Value at July 31, 2021 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$46	$46	$—
Total	$46	$46	$—

		Fair Value at January 31, 2021 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$46	$46	$—
Marketable securities:
U.S. Treasury Notes and bonds	252	252	—
Total	$298	$298	$-

Cash equivalents include money market funds and U.S. treasury bills.

There were no marketable securities held as of July 31, 2021. Marketable securities by security type consisted of the following as of January 31, 2021:

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$249	$3	$—	$252
	$249	$3	$—	$252

4.	Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	July 31, 2021	January 31, 2021
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$3,223	$9,765
Office furniture and equipment	279	306
Leasehold improvements	151	238
	3,653	10,309
Less: Accumulated depreciation and amortization	(3,155)	(9,704)
Total property and equipment, net	$498	$605

Depreciation expense was $43 thousand and $70 thousand for the three months ended July 31, 2021 and July 31, 2020, respectively, and $103 thousand and $142 thousand for the six months ended July 31, 2021 and July 31, 2020, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	July 31, 2021	January 31, 2021
	(Amounts in thousands)
Accrued employee compensation and benefits	$1,094	$742
Accrued professional fees	187	575
Sales tax and VAT payable	48	271
Current obligation - right of use operating leases	835	1,387
Accrued other	1,499	1,302
Total accrued expenses	$3,663	$4,277

5.	Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform an impairment test annually, or more often if we identify certain events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount. There were no impairment charges recorded in fiscal 2021 or the first half of fiscal 2022.

The following table represents the changes in goodwill since January 31, 2021:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2021	$10,577
Translation adjustment	(184)
Balance as of July 31, 2021	$10,393

Intangible assets, net, consisted of the following for the periods presented:

	As of July 31, 2021
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$(1,861)	$40	$384
Acquired existing technology	1,364	(1,154)	28	238
Total finite-lived intangible assets	$3,569	$(3,015)	$68	$622

	As of January 31, 2021
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$(1,469)	$49	$785
Acquired existing technology	1,364	(910)	33	487
Total finite-lived intangible assets	$3,569	$(2,379)	$82	$1,272

We recognized amortization expense of intangible assets in operating expense categories on the consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Selling and marketing	$195	$366	$390	$366
Research and development	121	(67)	242	217
	$316	$299	$632	$583

Future estimated amortization expense of intangibles as of July 31, 2021 was $0.6 million to be recognized in fiscal 2022.

6.	Commitments and Contingencies

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

7.	Operating Leases

The Company has operating leases for facilities and equipment expiring at various dates through 2025.

The components of lease expense are as follows:

	For the Three Months Ended July 31, 2021	For the Six Months Ended July 31, 2021
	(Amounts in thousands)
Operating lease cost	$178	$461
Short term lease cost, net	4	8
Total lease cost	$182	$469

Supplemental cash flow information related to the Company’s operating leases was as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$223	$244	$733	$566

Supplemental balance sheet information related to the Company's operating leases was as follows:

	As of July 31, 2021	As of January 31, 2021
	(Amounts in thousands)
Operating lease right-of-use assets	$2,504	$4,968

Current portion, operating lease liabilities	835	1,387
Operating lease liabilities, long term	1,797	4,070
Total operating lease liabilities	$2,632	$5,457

Weighted average remaining lease term (years)	3.4	4.0
Weighted average incremental borrowing rate	5.0%	5.0%

The current portion, operating lease liabilities is included in the balance of accrued expenses at July 31, 2021. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at July 31, 2021, are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2022	$435
2023	809
2024	798
2025	823
Total lease payments	2,865
Less interest	233
Total operating lease liabilities	$2,632

In the first quarter of fiscal 2022, we entered into the Termination Agreement which terminated the sublease with respect to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, the Company paid the sublandlord termination payments of approximately $0.1 million and $0.4 million for the three and six months ending July 31, 2021, respectively. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expense on the consolidated statements of operations and comprehensive loss for the six months ended July 31, 2021. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.
8.	Severance and Restructuring Costs

During the three and six months ended July 31, 2021, we incurred severance costs of less than $0.1 million and $0.2 million, respectively, and restructuring costs of $0.1 million and $0.4 million, respectively, primarily for employee-related termination benefits in relation to the restructuring of our finance department and expenses related to the closure of our leased facility in Waltham, Massachusetts.

The following table shows the change in accrued restructuring balances since January 31, 2021 primarily related to our finance department restructuring efforts and closure of our leased headquarters facility, reported as a component of accrued expenses on the consolidated balance sheets:

	Employee- Related Benefits	Closure of Leased Facilities	Total
	(Amounts in thousands)
Accrued balance as of January 31, 2021	$—	$—	$—
Restructuring charges incurred	147	463	610
Cash payments	(115)	(463)	(578)
Accrued balance as of July 31, 2021	$32	$—	$32

9.	Stock-Based Compensation Expense

Equity Plans

Compensation and Incentive Plans

Our Second Amended and Restated 2011 Compensation and Incentive Plan (the “2011 Plan”) provided for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQs”), restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants and directors. The 2011 Plan expired on July 20, 2021.

Our 2021 Compensation and Incentive Plan (the “2021 Plan”) was proposed by the Board of Directions (the “Board”) and adopted by stockholders in July 2021 to permit the continued issuance of equity-based compensation, including the granting of ISOs, NQs, restricted stock, RSUs, DSUs, PSUs, and other equity based non-stock option awards as determined by the plan administrator to our officers, employees, consultants and directors. Under the 2021 Plan, we may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board, or a committee of independent members of the Board (the “Committee”), is responsible for the administration of the 2021 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board or Committee may elect to modify the terms of an award. The number of shares authorized for issuance under the 2021 Plan is 4,896,878, including 2,396,878 shares awarded under the 2011 Plan that may become available for issuance under the 2021 Plan due to the expiration, termination, surrender, or forfeiture of such outstanding awards. As of July 31, 2021, there were 2,350,000 shares available for future grant.

Nonemployee members of the Board may elect to receive DSUs or stock options in lieu of RSUs. The number of units subject to the DSUs is determined as of the grant date and shall fully vest one year from the grant date. The shares underlying the DSUs are not vested and issued until the earlier of the director ceasing to be a member of the Board (provided such time is subsequent to the first day of the succeeding fiscal year) or immediately prior to a change in control.

Option awards may be granted at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant and not less than 110% of the fair market value per common share on the date of the grant with respect to ISOs granted to employees owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company. Option awards granted under the 2021 Plan generally vest over a period of one to three years and expire ten years from the date of the grant.

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

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of July 31, 2021. There were no shares purchased under the ESPP during the first half of fiscal 2022 as the Company suspended the ESPP as of April 1, 2020 and is still evaluating when the suspension will be lifted, if at all. Under the ESPP, 5,702 shares were purchased during the first half of fiscal 2021.

Award Activity

In the first half of fiscal 2022, we granted 1,080,000 option awards and 1,049,088 RSU awards with a total grant date fair value of $2.6 million. In the first half of fiscal 2022, we canceled 1,320,335 option awards and 171,308 RSU awards, including PSUs.

Stock-Based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$23	$—	$24	$(8)
Research and development	(2)	68	(79)	135
Sales and marketing	50	55	68	95
General and administrative	762	137	1,028	395
	$833	$260	$1,041	$617

As of July 31, 2021, unrecognized stock-based compensation expense related to unvested stock options was approximately $0.6 million, which is expected to be recognized over a weighted average period of 1.9 years. As of July 31, 2021, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $0.6 million and $0.1 million, respectively, which is expected to be recognized over weighted average amortization periods of 1.5 years and 0.7 years, respectively. Additionally, as of July 31, 2021, unrecognized stock-based compensation expense related to unvested PSUs was less than $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.3 years.
10.	Accounts Receivables, Contract Assets, and Contract Liabilities

Receivables

The following table summarizes our accounts receivable, net and unbilled receivables:

	As of July 31,	As of January 31,
	2021	2021
	(Amounts in thousands)
Accounts receivable, net	$5,560	$6,050
Unbilled receivables, current	8,344	9,359
Unbilled receivables, long-term	6,079	6,340
	$19,983	$21,749

Contract Assets

Contract assets consist of unbilled receivables and are customer committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.

Unbilled receivables are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of July 31,
	2021	Percentage
1 year or less	$8,344	58%
1-2 years	4,688	32%
2-5 years	1,391	10%
Total unbilled receivables	$14,423	100%

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue in the first half of fiscal 2022 is due to new billings in advance of revenue recognition offset by revenue recognized during the period.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2021	$4,737	$657
Decrease	(604)	(511)
Balance as of July 31, 2021	$4,133	$146

We recognized $1.3 million of revenue related to deferred billings in the second quarter of fiscal 2022 and $3.0 million of revenue related to deferred billings is the first half of fiscal 2022.

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of July 31, 2021 is $26.4 million. This amount includes amounts billed for undelivered services that are included in deferred revenue reported on the consolidated balance sheets. Revenue recognized in the first half of fiscal 2022 related to remaining performance obligations as of the previous fiscal year ended January 31, 2021 was $7.6 million.

11.	Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table summarizes our revenue disaggregated by revenue stream:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Product revenue:
Framework	$1,034	$365	$2,050	$1,333
Online video platform and other	1,480	575	2,084	1,412
Hardware	195	126	195	1,419
Total product revenue	2,709	1,066	4,329	4,164
Service revenue:	-	-	-	-
Maintenance and support	2,185	2,608	4,223	5,213
Framework and support services	1,317	978	2,256	1,909
Professional services and other	329	343	784	624
Total service revenue	3,831	3,929	7,263	7,746
Total revenue	$6,540	$4,995	$11,592	$11,910

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended July 31,				For the Six Months Ended July 31,
	2021	%	2020	%	2021	%	2020	%
	(Amounts in thousands, except percentages)				(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America (1)	$4,329	66%	$2,318	46%	$7,030	61%	$5,896	50%
Europe and Middle East	1,579	24%	2,150	43%	3,540	31%	4,132	35%
Latin America	478	7%	343	7%	691	6%	1,476	12%
Asia Pacific	154	2%	184	4%	331	3%	406	3%
Total revenue	$6,540		$4,995		$11,592		$11,910

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2021	2020	2021	2020
	(Amounts in thousands, except percentages)		(Amounts in thousands, except percentages)
US Revenue	$3,697	$1,662	$5,895	$4,005
% of total revenue	57%	33%	51%	34%

The following summarizes long-lived assets by geographic locations:

	As of July 31, 2021%		As of January 31, 2021%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$7,628	74%	$10,864	79%
Europe and Middle East	2,716	26%	2,819	21%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$10,375		$13,714

(1)	Excludes goodwill.
12.	Income Taxes

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

We recorded an income tax benefit of less than $0.1 million for the three and six months ended July 31, 2021 and July 31, 2020. The tax provision for the six months ended July 31, 2021 includes a $0.2 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2022 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of July 31, 2021, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

We continue to initiate restructuring efforts to improve operations and optimize our cost structure. In the first quarter of fiscal 2022, we restructured our finance department and terminated the lease to our Waltham, Massachusetts headquarters. In the first half of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized savings. Additionally, in the second quarter of fiscal 2021 we transferred our technical support services to our Poland location in an effort to further reduce cost.

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

In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the sublease with respect to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, the Company paid the sublandlord termination payments of approximately $0.1 million and $0.4 million for the three and six months ended July 31, 2021. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expenses on the consolidated statements of operations and comprehensive loss for the six months ended July 31, 2021. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next four years.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
Framework	$1,034	$365	$669	183.3%	$2,050	$1,333	$717	53.8%
Online video platform and other	1,480	575	905	157.4%	2,084	1,412	672	47.6%
Hardware	195	126	69	54.8%	195	1,419	(1,224)	(86.3%)
Total product revenue	2,709	1,066	1,643	154.1%	4,329	4,164	165	4.0%
Service revenue:
Maintenance and support	2,185	2,608	(423)	(16.2%)	4,223	5,213	(990)	(19.0%)
Framework and support services	1,317	978	339	34.7%	2,256	1,909	347	18.2%
Professional services and other	329	343	(14)	(4.1%)	784	624	160	25.6%
Total service revenue	3,831	3,929	(98)	(2.5%)	7,263	7,746	(483)	(6.2%)
Total revenue	6,540	4,995	1,545	30.9%	11,592	11,910	(318)	(2.7%)
Cost of product revenue	693	788	(95)	(12.1%)	1,099	2,368	(1,269)	(53.6%)
Cost of service revenue	1,730	2,393	(663)	(27.7%)	3,545	5,219	(1,674)	(32.1%)
Total cost of revenue	2,423	3,181	(758)	(23.8%)	4,644	7,587	(2,943)	(38.8%)
Gross profit	$4,117	$1,814	$2,303	127.0%	$6,948	$4,323	$2,625	60.7%
Gross product profit margin	74.4%	26.1%		48.3%	74.6%	43.1%		31.5%
Gross service profit margin	54.8%	39.1%		15.7%	51.2%	32.6%		18.6%
Gross profit margin	63.0%	36.3%		26.6%	59.9%	36.3%		23.6%

Two customers accounted for 15% and one customer accounted for 12% of total revenue for the three months ended July 31, 2021 and two customers accounted for 21% and 11% of total revenue for the three months ended July 31, 2020. One customer accounted for 14% and two customers accounted for 10% of total revenue for the six months ended July 31, 2021 and one customer accounted for 18% of total revenue for the six months ended July 31, 2020. See Part I Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 43% and 67% of total revenue for the three months ended July 31, 2021 and 2020, respectively, and 49% and 66% of total revenue for the six months ended July 31, 2021 and 2020, respectively. The decrease in international sales as a percentage of total revenue for the three and six months ended July 31, 2021 as compared to the three and six months ended July 31, 2020 is primarily due to an increase of U.S. revenue at a higher rate than international revenue.

Product Revenue

Product revenue increased by $1.6 million and $0.2 million for the three and six months ended July 31, 2021, respectively, as compared to the three and six months ended July 31, 2020. The increase for the three months ended July 31, 2021 was primarily due to Framework deliverables completed and related revenue recognized, and other perpetual license sales during the fiscal quarter. The increase for the six months ended July 31, 2021 was primarily due to Framework and other perpetual license sales that required minimal third-party hardware.

Service Revenue

Service revenue decreased by $0.1 million and $0.5 million for the three and six months ended July 31, 2021, respectively as compared to the three and six months ended July 31, 2020. The decrease for the three and six months ended July 31, 2021 was primarily due to a decrease in our maintenance and support revenue provided on post warranty contracts as customers continue to provide their own solutions and legacy products are decommissioned.

Gross Profit and Margin

Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly, testing and implementation and ongoing maintenance of complete systems.

Our gross profit margin increased from 36% to 63% for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 and increased from 36% to 60% for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 primarily due to the lower cost of product and service revenue and an increase in higher margin software sales. Gross product profit margin increased from 26% to 74% for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 and increased from 43% to 75% for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 primarily due to a reduction in third-party hardware costs and an increase in higher margin software sales. Gross service profit margins increased from 39% to 55% for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 and increased from 33% to 51% for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 primarily due to a reduction in headcount in relation to our cost-saving efforts driven by the COVID-19 pandemic which drove higher margins.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Research and development expenses	$2,213	$3,360	$(1,147)	(34.1%)	$4,881	$7,526	$(2,645)	(35.1%)
% of total revenue	33.8%	67.3%			42.1%	63.2%

Research and development expenses decreased by $1.1 million and $2.6 million for the three and six months ended July 31, 2021, respectively, as compared to the three and six months ended July 31, 2020. The decrease for the three and six months ended July 31, 2021 was primarily due to a decrease in labor and compensation costs associated with the reduction in headcount and outside services and a reduction in other research and development expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$1,643	$1,728	$(85)	(4.9%)	$3,023	$3,854	$(831)	(21.6%)
% of total revenue	25.1%	34.6%			26.1%	32.4%

Selling and marketing expenses decreased by $0.1 million and $0.8 million for the three and six months ended July 31, 2021, respectively, as compared to the three and six months ended July 31, 2020. The decrease for the three months ended July 31, 2021 was primarily due to a decrease in allocated overhead costs associated with the reduction in headcount. The decrease for the six months ended July 31, 2021 was primarily due to a $0.6 million decrease in labor and compensations costs and related allocated overhead costs associated with the reduction in headcount, a $0.2 million decrease in travel and tradeshow expenses, and a reduction in other sales and marketing expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,682	$2,367	$315	13.3%	$4,787	$4,421	$366	8.3%
% of total revenue	41.0%	47.4%			41.3%	37.1%

General and administrative expenses increased by $0.3 million and $0.4 million for the three and six months ended July 31, 2021, respectively, as compared to the three and six months ended July 31, 2020. The increase for the three months ended July 31, 2021 was primarily due to a $0.6 million increase in stock-based compensation offset by a $0.3 million decrease in salaries and compensation. The increase for the six months ended July 31, 2021 was primarily due to a $0.6 million increase in stock-based compensation and a $0.5 million increase in outside professional services offset by a $0.7 million decrease in salaries and compensation and a reduction in other general expenditures driven by the COVID-19 pandemic.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$87	$543	$(456)	(84.0%)	$571	$1,029	$(458)	(44.5%)
% of total revenue	1.3%	10.9%			4.9%	8.6%

Severance and restructuring costs decreased by $0.5 million for both the three and six months ended July 31, 2021 as compared to the three and six months ended July 31, 2020. Severance and restructuring costs for the three months ended July 31, 2021 consisted primarily of employee related termination benefits for the restructuring of our finance department. Severance and restructuring costs for the six months ended July 31, 2021 consisted primarily of employee related termination benefits for the restructuring of our finance department and facility related closure costs. Severance and restructuring costs for the three and six months ended July 31, 2020 consisted primarily of employee related termination benefits due to a reduction in headcount driven by the COVID-19 pandemic.

Other Income (Expense), Net

The table below provides detail regarding our other expense, net:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Interest income, net	$82	$113	$(31)	(27.4%)	$108	$232	$(124)	(53.4%)
Foreign exchange gain (loss), net	62	240	(178)	(74.2%)	(201)	(91)	(110)	120.9%
Miscellaneous income, net	68	20	48	240.0%	77	24	53	220.8%
	$212	$373	$(161)		$(16)	$165	$(181)

The principal components of other income, net were interest income, net of $0.1 million, a foreign exchange gain, net of $0.1 million, and miscellaneous income, net of  $0.1 million for the three months ended July 31, 2021 and interest income, net of $0.1 million, a foreign exchange gain, net of $0.2 million, and miscellaneous income, net of less than $0.1 million for the three months ended July 31, 2020. The principal components of other expense, net were interest income, net of $0.1 million, a foreign exchange loss, net of $0.2 million, and miscellaneous income, net of $0.1 million for the six months ended July 31, 2021 and the principal components of other income, net were interest income, net of $0.2 million, a foreign exchange loss, net of $0.1 million, and miscellaneous income of less than $0.1 million for the six months ended July 31, 2020. Our foreign exchange gain (loss), net is primarily due to the revaluation of intercompany notes.

Gain on Extinguishment of Debt

In May 2020, we entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in an aggregate principal amount of $2.4 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). Interest on the Note accrued at a fixed interest rate of one percent (1%) per annum. The Note and accrued interest were fully forgiven by the SBA in June 2021 and a $2.4 million gain on extinguishment of debt was recorded on the consolidated statements of operations and comprehensive loss in the second quarter of fiscal 2022.

Income Tax Benefit

We recorded an income tax benefit of less than $0.1 million for the three and six months ended July 31, 2021 and July 31, 2020. The tax provision for the six months ended July 31, 2021 includes a $0.2 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2022 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of July 31, 2021, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Six Months Ended July 31,
	2021	2020
	(Amounts in thousands)
Net cash used in operating activities	$(4,333)	$(5,546)
Net cash provided by investing activities	175	2,274
Net cash provided by financing activities	17,599	2,470
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(242)	(840)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,199	$(1,642)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash totaled $19.3 million at July 31, 2021.

In the first half of fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized cost savings, and transferred our technical support services to our Poland location in an effort to further reduce cost. In the first quarter of fiscal 2022, we entered into the Termination Agreement which terminated the sublease for our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease the Company paid the sublandlord a termination payment of approximately $430 thousand against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next four years. Additionally, in the first quarter of fiscal 2022, we issued and sold 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share. The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

In the second quarter of fiscal 2022, we were granted full forgiveness of the Note we entered into with the Lender in May 2020 pursuant to the PPP under the CARES Act administered by the SBA. The aggregate principal amount of $2.4 million and interest accrued at a fixed rate of one percent (1%) per annum were fully forgiven.

We believe that existing cash and cash equivalents and cash expected to be provided by future operating activities will be adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least 12 months from the date of this filing.

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

Net cash used in operating activities

Net cash used in operating activities was $4.3 million for the six months ended July 31, 2021. Net cash used in operating activities was primarily the result of our net loss of $3.8 million, a $0.7 million non-cash expense for depreciation and amortization, a $1.0 million non-cash expense for stock-based compensation, a $0.3 million non-cash gain on the write-off of our operating lease right-of-use assets and liabilities in relation to the Waltham lease termination, a $2.4 million non-cash gain on extinguishment of debt related to the fully forgiven PPP Note, a $0.2 million non-cash foreign currency transaction loss, and changes in working capital, which include a $0.6 million decrease in accounts receivable, a $1.2 million decrease in unbilled receivables, a $0.4 million decrease in prepaid expenses and other current assets and other assets, a $0.5 million decrease in accounts payable, a $0.2 million decrease in accrued expenses and other liabilities, and a $1.1 million decrease in deferred revenue.

Net cash used in operating activities was $5.5 million for the six months ended July 31, 2020. Net cash used in operating activities was primarily the result of our net loss of $12.3 million, a $0.7 million non-cash expense for depreciation and amortization, a $0.2 million non-cash recovery of allowance for doubtful accounts, a $0.6 million non-cash expense for stock-based compensation, a $1.6 million non-cash foreign currency transaction loss, and changes in working capital, which include a $6.3 million decrease in accounts receivable, a $2.3 million decrease in unbilled receivables, a $0.3 million decrease in prepaid expenses and other current assets and other assets, a $1.3 million decrease in accounts payable, and a $2.8 million decrease in accrued expenses and other liabilities, and a $1.1 million decrease in deferred revenue.

Net cash provided by investing activities

Net cash provided by investing activities was $0.2 million and $2.3 million for the six months ended July 31, 2021 and 2020, respectively, due to proceeds from the sales and maturities of our marketable securities partially offset by purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $17.6 million for the six months ended July 31, 2021 due to $0.1 million in proceeds from stock option exercises and $17.5 million in net proceeds from the issuance of common stock in relation to the Offering. Net cash provided by financing activities was $2.5 million for the six months ended July 31, 2020 due to $0.1 million in proceeds from stock option exercises and purchases through the Company’s Employee Stock Purchase Plan, $0.1 million in repurchases of common stock, and  $2.4 million in proceeds from the PPP.

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

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

The Paycheck Protection Program

On May 5, 2020, the Company entered into the Note with the Lender evidencing an unsecured loan in an aggregate principal amount of $2.4 million pursuant to the PPP under the CARES Act administered by the SBA. Interest on the Note accrued at a fixed interest rate of one percent (1%) per annum. The Note and accrued interest of less than $0.1 million were fully forgiven by the SBA on June 15, 2021 and is included on the consolidated statements of operations and comprehensive loss as a gain on extinguishment of debt.

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

Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our principal executive officer and principal financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the three months ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q previously filed on June 11, 2021 with the Commission and incorporated herein by reference).

3.2

Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on May 18, 2021 with the Commission and incorporated herein by reference).

10.1*

2021 Compensation and Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 previously filed on July 28, 2021 with the Commission and incorporated herein by reference).

31.1**	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*	Management contract or compensatory plan.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 14, 2021

SEACHANGE INTERNATIONAL, INC.

by:	/s/ ROBERT PONS
Robert Pons
Executive Chairman (Principal Executive Officer)

by:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)