Form 10-Q
period 2021-10-31
SEACHANGE INTERNATIONAL INC
filed 2021-12-15
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38828

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 Huntington Ave, Ste 1703 PMB 73480, Boston, MA	02115
(Address of principal executive offices)	(Zip Code)

(978) 897-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value	SEAC	The Nasdaq Global Select Market
Series A Participating Preferred Stock Purchase Rights	SEAC	The Nasdaq Global Select Market

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

The number of shares outstanding of the registrant’s Common Stock on December 1, 2021 was 49,040,253.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share data)

	October 31,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$17,551	$5,856
Marketable securities	—	252
Accounts receivable, net of allowance for doubtful accounts of $521 and $934 at October 31, 2021 and January 31, 2021, respectively	5,374	6,050
Unbilled receivables	9,708	9,359
Prepaid expenses and other current assets	2,553	4,372
Total current assets	35,186	25,889
Property and equipment, net	512	605
Operating lease right-of-use assets	2,283	4,968
Intangible assets, net	303	1,272
Goodwill	10,176	10,577
Unbilled receivables	5,438	6,340
Other assets	617	757
Total assets	$54,515	$50,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,700	$1,825
Accrued expenses	3,571	4,277
Deferred revenue	2,944	4,737
Promissory note	—	1,340
Total current liabilities	8,215	12,179
Deferred revenue	65	657
Operating lease liabilities	1,590	4,070
Taxes payable	659	763
Promissory note	—	1,073
Other liabilities	125	125
Total liabilities	10,654	18,867
Commitments and contingencies (Note 6)
Stockholders' equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 49,212,173 shares issued and 49,040,253 shares outstanding at October 31, 2021; 37,811,224 shares issued and 37,639,304 shares outstanding at January 31, 2021	492	378
Additional paid-in capital	265,246	246,446
Treasury stock, at cost; 171,920 shares at October 31, 2021 and January 31, 2021	(227)	(227)
Accumulated other comprehensive loss	(721)	(73)
Accumulated deficit	(220,929)	(214,983)
Total stockholders' equity	43,861	31,541
Total liabilities and stockholders' equity	$54,515	$50,408

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, amounts in thousands, except per share data)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue:
Product	$3,511	$1,048	$7,840	$5,212
Service	3,640	3,918	10,903	11,664
Total revenue	7,151	4,966	18,743	16,876
Cost of revenue:
Product	1,609	435	2,708	2,803
Service	1,830	1,755	5,375	6,974
Total cost of revenue	3,439	2,190	8,083	9,777
Gross profit	3,712	2,776	10,660	7,099
Operating expenses:
Research and development	2,090	3,024	6,971	10,550
Selling and marketing	1,449	1,636	4,472	5,490
General and administrative	2,110	2,636	6,897	7,057
Severance and restructuring costs	75	53	646	1,082
Total operating expenses	5,724	7,349	18,986	24,179
Loss from operations	(2,012)	(4,573)	(8,326)	(17,080)
Other expense, net	(67)	(499)	(83)	(334)
Gain on extinguishment of debt	—	—	2,440	—
Loss before income taxes	(2,079)	(5,072)	(5,969)	(17,414)
Income tax provision (benefit)	26	45	(23)	(21)
Net loss	$(2,105)	$(5,117)	$(5,946)	$(17,393)
Net loss per share, basic	$(0.04)	$(0.14)	$(0.13)	$(0.46)
Net loss per share, diluted	$(0.04)	$(0.14)	$(0.13)	$(0.46)
Weighted average common shares outstanding, basic	49,040	37,556	46,334	37,436
Weighted average common shares outstanding, diluted	49,040	37,556	46,334	37,436
Comprehensive loss:
Net loss	$(2,105)	$(5,117)	$(5,946)	$(17,393)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(291)	(143)	(649)	1,498
Unrealized (losses) gains on marketable securities	—	(33)	1	(37)
Total other comprehensive (loss) income	(291)	(176)	(648)	1,461
Comprehensive loss	$(2,396)	$(5,293)	$(6,594)	$(15,932)

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at July 31, 2021	49,212,173	$492	$264,972	$(227)	$(430)	$(218,824)	$45,983
Stock-based compensation expense	—	—	274	—	—	—	274
Foreign currency translation adjustment	—	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	—	(2,105)	(2,105)
Balances at October 31, 2021	49,212,173	$492	$265,246	$(227)	$(721)	$(220,929)	$43,861

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at July 31, 2020	37,727,987	$377	$245,817	$(227)	$(500)	$(205,500)	$39,967
Stock-based compensation expense	—	—	437	—	—	—	437
Unrealized losses on marketable securities	—	—	—	—	(33)	—	(33)
Foreign currency translation adjustment	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	(5,117)	(5,117)
Balances at October 31, 2020	37,727,987	$377	$246,254	$(227)	$(676)	$(210,617)	$35,111

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, amounts in thousands except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541
Issuance of common stock pursuant to vesting of restricted stock units	981,927	10	(10)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	95,538	1	136	—	—	—	137
Issuance of common stock, net of issuance costs	10,323,484	103	17,359	—	—	—	17,462
Stock-based compensation expense	—	—	1,315	—	—	—	1,315
Unrealized gains on marketable securities	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	(649)	—	(649)
Net loss	—	—	—	—	—	(5,946)	(5,946)
Balances at October 31, 2021	49,212,173	$492	$265,246	$(227)	$(721)	$(220,929)	$43,861

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2020	37,303,952	$373	$245,067	$(147)	$(2,137)	$(193,224)	$49,932
Issuance of common stock pursuant to vesting of restricted stock units	379,063	4	(4)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	5,702	—	18	—	—	—	18
Issuance of common stock pursuant to exercise of stock options	39,270	—	119	—	—	—	119
Stock-based compensation expense	—	—	1,054	—	—	—	1,054
Repurchases of common stock	—	—	—	(80)	—	—	(80)
Unrealized losses on marketable securities	—	—	—	—	(37)	—	(37)
Foreign currency translation adjustment	—	—	—	—	1,498	—	1,498
Net loss	—	—	—	—	—	(17,393)	(17,393)
Balances at October 31, 2020	37,727,987	$377	$246,254	$(227)	$(676)	$(210,617)	$35,111

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	For the Nine Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,946)	$(17,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,098	1,105
Loss on disposal of fixed assets	75	—
Gain on write-off of operating lease right-of-use assets and liabilities related to termination	(328)	—
Gain on extinguishment of debt	(2,440)	—
Recovery of bad debts	(135)	(216)
Stock-based compensation expense	1,315	1,054
Deferred income taxes	—	246
Realized and unrealized foreign currency transaction loss	399	1,498
Other	1	(26)
Changes in operating assets and liabilities:
Accounts receivable	709	7,084
Unbilled receivables	397	4,274
Prepaid expenses and other current assets and other assets	2,007	539
Accounts payable	(93)	(1,242)
Accrued expenses and other liabilities	(230)	(3,886)
Deferred revenue	(2,329)	(2,358)
Net cash used in operating activities	(5,500)	(9,321)
Cash flows from investing activities:
Purchases of property and equipment	(78)	(311)
Proceeds from sales and maturities of marketable securities	252	3,576
Net cash provided by investing activities	174	3,265
Cash flows from financing activities:
Proceeds from stock option exercises	137	119
Proceeds from employee stock purchase plan	—	18
Proceeds from issuance of common stock, net of issuance costs	17,462	—
Repurchases of common stock	—	(80)
Proceeds from the Paycheck Protection Program	—	2,413
Net cash provided by financing activities	17,599	2,470
Effect of exchange rate on cash, cash equivalents and restricted cash	(467)	(587)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,806	(4,173)
Cash, cash equivalents and restricted cash at beginning of period	6,084	9,297
Cash, cash equivalents and restricted cash at end of period	$17,890	$5,124
Supplemental disclosure of cash flow information
Income taxes paid	$132	$196
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$987
Purchases of property and equipment included in accounts payable	$72	$—

The accompanying notes are an integral part of these unaudited, consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Nature of Business and Basis of Presentation

SeaChange International, Inc. (the “Company,” “we” or similar terms), was incorporated under the laws of the state of Delaware on July 9, 1993. We are an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions.  Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We consolidate the financial statements of our wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the instructions to Quarterly Report on Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to applicable rules and regulations. In the opinion of management, all adjustments of a normal recurring nature which were considered necessary for a fair presentation have been included. The year-end consolidated balance sheet data as of January 31, 2021 was derived from our audited consolidated financial statements and may not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the entire year. These consolidated financial statements should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on April 15, 2021.

Liquidity

In the first half of fiscal 2021, we reduced our headcount across all departments in response to the ongoing COVID-19 pandemic and in the second quarter of fiscal 2021 we transferred our technical support services to our Poland location in an effort to further reduce cost. In the first quarter of fiscal 2022, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the office sublease for our former headquarters in Waltham, Massachusetts, effective March 21, 2021. Additionally, in the first quarter of fiscal 2022, we issued and sold 10,323,484 shares of common stock, $0.01 par value per share (“common stock”), at a public offering price of $1.85 per share (the “Offering”). The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option to purchase up to an additional 1,548,522 shares of common stock at a purchase price of $1.85 per share, less underwriting discounts and commissions (the “Underwriter Option”). The Underwriter Option was not exercised and has expired.

In the second quarter of fiscal 2022, we were granted full forgiveness of the promissory note (the “Note”) we entered into with Silicon Valley Bank in May 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid and Economic Security Act administered by the U.S. Small Business Administration (“SBA”). The aggregate principal amount of $2,412,890 and interest accrued of $27,145 at a fixed rate of one percent (1%) per annum, were fully forgiven by the SBA on June 15, 2021 and is included in the unaudited consolidated statements of operations and comprehensive loss as a gain on extinguishment of debt. These measures are important steps in restoring us to profitability and positive cash flow. We believe that existing cash and cash equivalents and cash expected to be provided by future operating results will be adequate to satisfy our working capital, capital expenditure requirements and other contractual obligations for at least 12 months from the date of this filing.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On December 6, 2021, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SEAC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until June 6, 2022, to regain compliance with the Minimum Bid Price Requirement.  If at any time before June 6, 2022, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by June 6, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period.  Following a transfer to The Nasdaq Capital Market, the Company will be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency.  If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting.  In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

2.	Significant Accounting Policies

Use of Estimates

The preparation of these unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities.  Significant estimates and assumptions reflected in these unaudited consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, accounting for income taxes, the valuation of stock-based awards, and management’s assessment of the Company’s ability to continue as a going concern. We base our estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances.  On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.  Actual results may differ from those estimates or assumptions.

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

The following table provides a summary of (i) cash and cash equivalents and (ii) restricted cash in the consolidated statements of cash flows as of the periods presented:

	As of October 31,
	2021	2020
	(Amounts in thousands)
Cash and cash equivalents	$17,551	$4,904
Restricted cash	339	220
Total cash, cash equivalents and restricted cash	$17,890	$5,124

	As of January 31,
	2021	2020
	(Amounts in thousands)
Cash and cash equivalents	$5,856	$9,013
Restricted cash	228	284
Total cash, cash equivalents and restricted cash	$6,084	$9,297

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

We sell our software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. One customer accounted for 19% of total revenue for the three months ended October 31, 2021 and one customer accounted for 29% of total revenue for the three months ended October 31, 2020. One customer accounted for 12% of total revenue for the nine months ended October 31, 2021 and one customer accounted for 21% of total revenue for the nine months ended October 31, 2020. Two customers accounted for 24%, and 18% of the accounts receivable balance as of October 31, 2021. Two customers accounted for 18% and 16% of the accounts receivable balance as of January 31, 2021.

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

Goodwill is tested for impairment annually on August 1st of each year and more frequently if events and circumstances indicate that the asset might be impaired. We have determined that there is a single reporting unit for the purpose of conducting the goodwill impairment assessment. Goodwill impairment is recorded if the amount of our carrying value exceeds our fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in our market value as a result of a significant decline in our stock price. There were no impairment charges recorded in fiscal 2021 or in the nine months ended October 31, 2021.

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

Revenue Recognition

Overview

Our revenue recognition policies follow Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Our revenue is derived from sales of software licenses and associated third-party hardware and support services, as well as professional services and support fees related to our software licenses.

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

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales and value-added taxes (“VAT”) that are collected on behalf of government agencies.

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

Revenues attributable to third-party products typically consist of hardware and related support contracts. Hardware products are typically recognized when control is transferred to the customer, which is defined as the point in time when the client can use and benefit from the hardware. In situations where the hardware is distinct and it is delivered before services are provided and is functional without services, control is transferred upon delivery or acceptance by the customer. Revenue attributable to third-party support contracts is recognized ratably over the term of the contract.

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

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. In February 2019, we began selling our software bundle called the Framework in addition to our legacy software products and services. Our legacy products were historically sold on a standalone basis and therefore the SSP and revenue recognition may differ from the Framework. A typical Framework deal licenses our software products and services, including upgrades for one fixed price. Management considers the pricing of our Framework perpetual licenses as highly variable and uncertain, and we do not have a history of selling the Framework software on a standalone basis. We recognize the portion of the transaction price allocated to the Framework software on a residual basis, as we have at least one performance obligation for which the SSP is observable. The Company notes that both hardware and support services represent observable pricing. The SSP for our legacy software is also recognized on a residual basis, as we have observable SSP for the associated support services sold with the software license based on historical observable data of selling support contracts on a standalone basis. We may also license our software as a SaaS type license, whereby our customer only has a right to access the software over a specified time period and the service includes technical support and unspecified upgrades and bug fixes. We recognize the full value of the contract ratably over the contractual term of the SaaS license.

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

Costs to Obtain and Fulfill a Contract

We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We have determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under our sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. We determined that no impairment of these assets existed as of October 31, 2021 or January 31, 2021. We have elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $371 thousand at October 31, 2021 and $553 thousand at January 31, 2021. Current deferred capitalized commission costs are included in prepaid expense and other current assets in our consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in our consolidated balance sheets. Capitalized commissions expensed during the nine months ended October 31, 2021 and 2020 included in the consolidated statement of operations and comprehensive loss were $182 thousand and $218 thousand, respectively.

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

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Stock options	1,287	2,643	1,542	1,072
Restricted stock units	273	341	120	58
Deferred stock units	62	313	41	82
	1,622	3,297	1,703	1,212

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes and removes certain exceptions and improves consistent application of accounting principles for certain areas in Topic 740. ASU 2019-12 was effective in the first quarter of fiscal 2022 and did not have an effect on our unaudited consolidated financial statements.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of fiscal 2024. We are currently evaluating if this guidance will have a material effect to our unaudited consolidated financial statements.

3.	Fair Value Measurements

The following tables set forth our financial assets that were accounted for at fair value on a recurring basis. There were no fair value measurements of our financial assets using level 2 or level 3 inputs for the periods presented:

		Fair Value at October 31, 2021 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$46	$46	$—
Total	$46	$46	$—

		Fair Value at January 31, 2021 Using
	Total	Level 1	Level 2
	(Amounts in thousands)
Assets:
Cash equivalents	$46	$46	$—
Marketable securities:
U.S. Treasury Notes and bonds	252	252	—
Total	$298	$298	$-

Cash equivalents include money market funds and U.S. treasury bills.

There were no marketable securities held as of October 31, 2021. Marketable securities by security type consisted of the following as of January 31, 2021:

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$249	$3	$—	$252
	$249	$3	$—	$252

4.	Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	October 31, 2021	January 31, 2021
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$3,286	$9,765
Office furniture and equipment	271	306
Leasehold improvements	147	238
	3,704	10,309
Less: Accumulated depreciation and amortization	(3,192)	(9,704)
Total property and equipment, net	$512	$605

Depreciation expense was $48 thousand and $71 thousand for the three months ended October 31, 2021 and October 31, 2020, respectively, and $151 thousand and $214 thousand for the nine months ended October 31, 2021 and October 31, 2020, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	October 31, 2021	January 31, 2021
	(Amounts in thousands)
Accrued employee compensation and benefits	$1,242	$742
Accrued professional fees	67	575
Sales tax and VAT payable	34	271
Current obligation - right of use operating leases	792	1,387
Accrued other	1,436	1,302
Total accrued expenses	$3,571	$4,277

5.	Goodwill and Intangible Assets

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. We are required to perform an impairment test annually, or more often if we identify certain events or circumstances that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount.

We performed our annual impairment test of August 1, 2021 using a quantitative approach. We considered macroeconomics, industry-specific and Company specific factors in addition to estimates and assumptions in our analysis. We estimated the fair value of the reporting unit using the income (or discounted cash flows model) and market approaches and determined there was no impairment as our fair value exceeded our carrying value. There were no impairment charges recorded in fiscal 2021 or in the nine months ended October 31, 2021.

The following table represents the changes in goodwill since January 31, 2021:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2021	$10,577
Translation adjustment	(401)
Balance as of October 31, 2021	$10,176

Intangible assets, net, consisted of the following for the periods presented:

	As of October 31, 2021
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$(2,044)	$26	$187
Acquired existing technology	1,364	(1,267)	19	116
Total finite-lived intangible assets	$3,569	$(3,311)	$45	$303

	As of January 31, 2021
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$(1,469)	$49	$785
Acquired existing technology	1,364	(910)	33	487
Total finite-lived intangible assets	$3,569	$(2,379)	$82	$1,272

We recognized amortization expense of intangible assets in operating expense categories on the consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Selling and marketing	$184	$190	$574	$556
Research and development	114	118	356	335
	$298	$308	$930	$891

Future estimated amortization expense of intangibles as of October 31, 2021 was $0.3 million to be recognized in fiscal 2022.

6.	Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the unaudited consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us, or unasserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our unaudited consolidated financial statements. If our assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed.

Indemnification and Warranties

We provide indemnification, to the extent permitted by law, to our officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee or agent is, or was, serving at our request in such capacity. With respect to acquisitions, we provide indemnification to, or assume indemnification obligations for, the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ governing documents. As a matter of practice, we have maintained directors’ and officers’ liability insurance including coverage for directors and officers of the acquired companies.

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

7.	Operating Leases

The Company has operating leases for facilities and equipment expiring at various dates through 2025.

The components of lease expense are as follows:

	For the Three Months Ended October 31, 2021	For the Nine Months Ended October 31, 2021
	(Amounts in thousands)
Operating lease cost	$151	$612
Short term lease cost, net	5	13
Total lease cost	$156	$625

Supplemental cash flow information related to the Company’s operating leases was as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$218	$263	$951	$829

Supplemental balance sheet information related to the Company's operating leases was as follows:

	As of October 31, 2021	As of January 31, 2021
	(Amounts in thousands)
Operating lease right-of-use assets	$2,283	$4,968

Current portion, operating lease liabilities	792	1,387
Operating lease liabilities, long term	1,590	4,070
Total operating lease liabilities	$2,382	$5,457

Weighted average remaining lease term (years)	3.2	4.0
Weighted average incremental borrowing rate	5.0%	5.0%

The current portion, operating lease liabilities is included in the balance of accrued expenses at October 31, 2021. Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year at October 31, 2021, are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2022	$213
2023	789
2024	778
2025	802
Total lease payments	2,582
Less interest	200
Total operating lease liabilities	$2,382

In the first quarter of fiscal 2022, we entered into the Termination Agreement which terminated the sublease with respect to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, the Company paid the sublandlord termination payments of approximately $0.4 million for the nine months ending October 31, 2021. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expense on the consolidated statements of operations and comprehensive loss for the nine months ended October 31, 2021. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.

In the third quarter of fiscal 2022, the Company entered into two operating sublease agreements (collectively, the “Subleases”) with respect to part of our existing Poland facility lease (the “Head Lease”). The Company has accounted for the Head Lease and the Subleases as separate contracts and there is no effect on the right-of-use asset or lease liability associated with the Head Lease. The Subleases are short term and have effective end dates of less than one year from October 31, 2021. The Head Lease rent expense is presented net of sublease income and reported as a component of operating expenses on the consolidated statements of operations and comprehensive loss. We recorded $32 thousand of sublease income for the three and nine months ended October 31, 2021.

8.	Severance and Restructuring Costs

During the three and nine months ended October 31, 2021, we incurred severance costs of less than $0.1 million and $0.2 million, respectively, and restructuring costs of less than $0.1 million and $0.4 million, respectively, primarily for employee-related termination benefits in relation to the restructuring of our finance department and expenses related to the closure of our leased facility in Waltham, Massachusetts.

The following table shows the change in accrued restructuring balances since January 31, 2021 primarily related to our finance department restructuring efforts and closure of our leased headquarters facility, reported as a component of accrued expenses on the consolidated balance sheets:

	Employee- Related Benefits	Closure of Leased Facilities	Total
	(Amounts in thousands)
Accrued balance as of January 31, 2021	$—	$—	$—
Restructuring charges incurred	169	463	632
Cash payments	(144)	(463)	(607)
Accrued balance as of October 31, 2021	$25	$—	$25

9.	Stock-Based Compensation Expense

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

Our 2021 Compensation and Incentive Plan (the “2021 Plan”) was proposed by the Board of Directions (the “Board”) and adopted by our stockholders in July 2021 to permit the continued issuance of equity-based compensation, including the granting of ISOs, NQs, restricted stock, RSUs, DSUs, PSUs, and other equity based non-stock option awards as determined by the plan administrator to our eligible officers, employees, consultants and directors. Under the 2021 Plan, we may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board, or a committee of independent members of the Board (the “Committee”), is responsible for the administration of the 2021 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board or Committee may elect to modify the terms of an award. The number of shares authorized for issuance under the 2021 Plan is 4,896,878, including 2,396,878 shares awarded under the 2011 Plan that may become available for issuance under the 2021 Plan due to the expiration, termination, surrender, or forfeiture of such outstanding awards. As of October 31, 2021, there were 1,664,877 shares available for future grant.

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

2015 Employee Stock Purchase Plan

Under our 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of our common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase our stock at a price per share equal to 85% of the closing price of our common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of October 31, 2021. There were no shares purchased under the ESPP during the nine months ended October 31, 2021 as the Company suspended the ESPP as of April 1, 2020 and is still evaluating when the suspension will be lifted, if at all. Under the ESPP, 5,702 shares were purchased during the nine months ended October 31, 2020.

Award Activity

In the nine months ended October 31, 2021, we granted 1,095,000 option awards and 1,742,546 RSU awards, including DSUs and PSUs, with a total grant date fair value of $3.3 million. In the nine months ended October 31, 2021, we canceled 1,343,670 option awards and 171,308 RSU awards, including PSUs.

Stock-Based Compensation

We recognized stock-based compensation expense within the accompanying consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$4	$—	$28	$(8)
Research and development	7	80	(72)	215
Sales and marketing	21	25	89	120
General and administrative	242	332	1,270	727
	$274	$437	$1,315	$1,054

As of October 31, 2021, unrecognized stock-based compensation expense related to unvested stock options was approximately $0.5 million, which is expected to be recognized over a weighted average period of 1.7 years. As of October 31, 2021, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was $0.9 million and $0.1 million, respectively, which is expected to be recognized over weighted average amortization periods of 1.9 years and 0.5 years, respectively. Additionally, as of October 31, 2021, unrecognized stock-based compensation expense related to unvested PSUs was less than $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.5 years.
10.	Accounts Receivables, Contract Assets, and Contract Liabilities

Receivables

The following table summarizes our accounts receivable, net and unbilled receivables:

	As of October31,	As of January 31,
	2021	2021
	(Amounts in thousands)
Accounts receivable, net	$5,374	$6,050
Unbilled receivables, current	9,708	9,359
Unbilled receivables, long-term	5,438	6,340
	$20,520	$21,749

Contract Assets

Contract assets consist of unbilled receivables and are customer committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.

Unbilled receivables are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of October 31,
	2021	Percentage
1 year or less	$9,708	65%
1-2 years	3,707	24%
2-5 years	1,731	11%
Total unbilled receivables	$15,146	100%

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue in the nine months ended October 31, 2021 is due to new billings in advance of revenue recognition offset by revenue recognized during the period.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2021	$4,737	$657
Decrease	(1,793)	(592)
Balance as of October 31, 2021	$2,944	$65

We recognized $0.8 million of revenue related to deferred billings in the three months ended October 31, 2021 and $3.8 million of revenue related to deferred billings is the nine months ended October 31, 2021.

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of October 31, 2021 is $25.5 million. This amount includes amounts billed for undelivered services that are included in deferred revenue reported on the consolidated balance sheets. Revenue recognized in the nine months ended October 31, 2021 related to remaining performance obligations as of the previous fiscal year ended January 31, 2021 was $10.0 million.

11.	Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table summarizes our revenue disaggregated by revenue stream:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
	(Amounts in thousands)		(Amounts in thousands)
Product revenue:
License and subscription	$2,172	$994	$6,306	$3,739
Hardware	1,339	54	1,534	1,473
Total product revenue	3,511	1,048	7,840	5,212
Service revenue:
Maintenance and support	3,003	3,430	9,207	10,552
Professional services and other	637	488	1,696	1,112
Total service revenue	3,640	3,918	10,903	11,664
Total revenue	$7,151	$4,966	$18,743	$16,876

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended October 31,				For the Nine Months Ended October 31,
	2021	%	2020	%	2021	%	2020	%
	(Amounts in thousands, except percentages)				(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America (1)	$4,683	65%	$2,038	41%	$11,713	63%	$7,934	47%
Europe and Middle East	1,770	25%	2,007	40%	5,310	28%	6,139	36%
Latin America	502	7%	726	15%	1,193	6%	2,202	13%
Asia Pacific	196	3%	195	4%	527	3%	601	4%
Total revenue	$7,151		$4,966		$18,743		$16,876

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2021	2020	2021	2020
	(Amounts in thousands, except percentages)		(Amounts in thousands, except percentages)
U.S. Revenue	$4,142	$1,408	$10,037	$5,413
% of total revenue	58%	28%	54%	32%

The following summarizes long-lived assets by geographic locations:

	As of October 31, 2021%		As of January 31, 2021%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$6,976	76%	$10,864	79%
Europe and Middle East	2,146	23%	2,819	21%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$9,153		$13,714

(1)	Excludes goodwill.
12.	Income Taxes

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

We recorded an income tax provision of less than $0.1 million for the three months ended October 31, 2021 and October 31, 2020. We recorded an income tax benefit of less than $0.1 million for the nine months ended October 31, 2021 and October 31, 2020. The tax provision for the nine months ended October 31, 2021 includes a $0.2 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2022 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of October 31, 2021, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

On March 4, 2019, our Board approved and adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) to potentially limit our ability to use net operating loss carryforwards and certain other tax attributes to reduce our potential future federal income tax obligations.  In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan expires no later than March 4, 2022, and was approved by our stockholders at our 2019 annual meeting of stockholders on July 11, 2019.

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

Business Overview

SeaChange International, Inc., (“SeaChange,” the “Company,” “we” or similar terms) a Delaware corporation founded on July 9, 1993, is an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters, and other content providers. We sell our software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., AT&T, Inc. and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; and broadcasters.

Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand. Using our products and services, we believe customers can increase revenue by offering services such as video on demand (“VOD”) programming on a variety of consumer devices, including televisions, smart phones, PCs, tablets and OTT streaming players. Our solutions enable service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

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

We continue to initiate restructuring efforts to improve operations and optimize our cost structure. In the first quarter of fiscal 2022, we restructured our finance department and terminated the lease to our Waltham, Massachusetts headquarters. In the nine months ended October 31, 2020, we reduced our headcount across all departments in response to the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized savings. Additionally, in the second quarter of fiscal 2021 we transferred our technical support services to our Poland location in an effort to further reduce cost.

In February 2019, we entered into a cooperation agreement (the “Cooperation Agreement”) with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”). As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock. Pursuant to the Cooperation Agreement, we agreed to set the size of the Company’s Board of Directors (the “Board”) at up to eight members, appointed Robert Pons to the Board as a Class II Director with an initial term that expired at the 2019 annual meeting of stockholders, and appointed Jeffrey Tuder to the Board as a Class III Director with an initial term that expired at the 2020 annual meeting of stockholders. Messrs. Pons and Tuder were subsequently re-elected in the 2019 and 2020 annual meeting of stockholders, respectively. On January 8, 2021, our Chief Executive Officer resigned, and Mr. Pons was subsequently appointed Executive Chairman and Principal Executive Officer in

the interim. Mr. Tuder resigned from the Board on May 14, 2021 and was replaced by David Nicol. On September 27, 2021, Peter Acquino was appointed as the Company’s President and Chief Executive Officer. Upon the appointment of Mr. Aquino, Mr. Pons resigned as the Company’s Executive Chairman and Principal Executive Officer but remains Chairman of the Board.

In March 2019, our Board approved and adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) to deter acquisitions of our common stock that would potentially limit our ability to use net operating loss carryforwards to reduce our potential future federal income tax obligations. In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan was approved by our stockholders at our 2019 annual meeting of stockholders.

In February 2021, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which registered an indeterminate number of Securities using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

In connection with the shelf registration statement, the Company entered into an underwriting agreement with Aegis Capital Corp. on March 30, 2021, to issue and sell 10,323,484 shares of common stock, $0.01 par value per share (“common stock”), at a public offering price of $1.85 per share (the “Offering”). The Offering closed on April 1, 2021 and resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option (the “Underwriter Option”) to purchase up to an additional 1,548,522 shares of common stock at a purchase price of $1.85 per share, less underwriting discounts and commissions. The Underwriter Option was not exercised and has expired.

In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the sublease with respect to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, the Company paid the sublandlord termination payments of approximately $0.4 million for the nine months ended October 31, 2021. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expenses on the consolidated statements of operations and comprehensive loss for the nine months ended October 31, 2021. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next four years.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our unaudited consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
License and subscription	$2,172	$994	$1,178	118.5%	$6,306	$3,739	$2,567	68.7%
Hardware	1,339	54	1,285	2379.6%	1,534	1,473	61	4.1%
Total product revenue	3,511	1,048	2,463	235.0%	7,840	5,212	2,628	50.4%
Service revenue:
Maintenance and support	3,003	3,430	(427)	(12.4%)	9,207	10,552	(1,345)	(12.7%)
Professional services and other	637	488	149	30.5%	1,696	1,112	584	52.5%
Total service revenue	3,640	3,918	(278)	(7.1%)	10,903	11,664	(761)	(6.5%)
Total revenue	7,151	4,966	2,185	44.0%	18,743	16,876	1,867	11.1%
Cost of product revenue	1,609	435	1,174	269.9%	2,708	2,803	(95)	(3.4%)
Cost of service revenue	1,830	1,755	75	4.3%	5,375	6,974	(1,599)	(22.9%)
Total cost of revenue	3,439	2,190	1,249	57.0%	8,083	9,777	(1,694)	(17.3%)
Gross profit	$3,712	$2,776	$936	33.7%	$10,660	$7,099	$3,561	50.2%
Gross product profit margin	54.2%	58.5%		(4.3%)	65.5%	46.2%		19.2%
Gross service profit margin	49.7%	55.2%		(5.5%)	50.7%	40.2%		10.5%
Gross profit margin	51.9%	55.9%		(4.0%)	56.9%	42.1%		14.8%

One customer accounted for 19% of total revenue for the three months ended October 31, 2021 and one customer accounted for 29% of total revenue for the three months ended October 31, 2020. One customer accounted for 12% of total revenue for the nine months ended October 31, 2021 and one customer accounted for 21% of total revenue for the nine months ended October 31, 2020. See Part I Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 42% and 72% of total revenue for the three months ended October 31, 2021 and 2020, respectively, and 46% and 68% of total revenue for the nine months ended October 31, 2021 and 2020, respectively. The decrease in international sales as a percentage of total revenue for the three and nine months ended October 31, 2021 as compared to the three and nine months ended October 31, 2020 is primarily due to an increase of U.S. revenue at a higher rate than international revenue.

Product Revenue

Product revenue increased by $2.5 million and $2.6 million for the three and nine months ended October 31, 2021, respectively, as compared to the three and nine months ended October 31, 2020. The increase for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 was primarily due to the sale of licenses and subscriptions and the delivery of third-party products and hardware. The increase for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 was primarily due to the sale of licenses and subscriptions.

Service Revenue

Service revenue decreased by $0.3 million and $0.8 million for the three and nine months ended October 31, 2021, respectively as compared to the three and nine months ended October 31, 2020. The decrease for the three and nine months ended October 31, 2021 as compared to the three and nine months ended October 31, 2020 was primarily due to a decrease in our maintenance and support revenue provided on post warranty contracts as customers continue to provide their own solutions partially offset by an increase in professional services related to the sale and implementation of licenses and subscriptions.

Gross Profit and Margin

Cost of revenue consists primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead relating to the assembly, testing and implementation and ongoing maintenance of complete systems.

Our gross profit margin decreased from 56% to 52% for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 primarily due to an increase in lower margin third-party products and hardware and increased from 42% to 57% for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 primarily due to a decrease in certain fixed costs and an increase in product revenue. Gross product profit margin decreased from 59% to 54% for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 primarily due to an increase in lower margin third-party products and hardware and increased from 46% to 66% for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 primarily due to an increase in higher margin software revenue. Gross service profit margins decreased from 55% to 50% for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 primarily due to a decrease in maintenance and support revenue while associated costs remained relatively flat and increased from 40% to 51% for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 primarily due to a decrease in fixed services costs associated with the reduction in headcount in relation to our cost-saving efforts driven by the COVID-19 pandemic.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Research and development expenses	$2,090	$3,024	$(934)	(30.9%)	$6,971	$10,550	$(3,579)	(33.9%)
% of total revenue	29.2%	60.9%			37.2%	62.5%

Research and development expenses decreased $0.9 million and $3.6 million for the three and nine months ended October 31, 2021, respectively, as compared to the three and nine months ended October 31, 2020. The decrease for the three and nine months ended October 31, 2021 was primarily due to a decrease in salaries and compensation costs associated with the reduction in headcount and outside services and a reduction in other research and development expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$1,449	$1,636	$(187)	(11.4%)	$4,472	$5,490	$(1,018)	(18.5%)
% of total revenue	20.3%	32.9%			23.9%	32.5%

Selling and marketing expenses decreased $0.2 million and $1.0 million for the three and nine months ended October 31, 2021, respectively, as compared to the three and nine months ended October 31, 2020. The decrease for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 was primarily due to a decrease in salaries and compensation associated with the reduction in headcount and a reduction in allocated overhead costs. The decrease for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 was primarily due to a decrease in salaries and compensation associated with the reduction in headcount and a reduction in allocated overhead costs as well as travel and other sales and marketing expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,110	$2,636	$(526)	(20.0%)	$6,897	$7,057	$(160)	(2.3%)
% of total revenue	29.5%	53.1%			36.8%	41.8%

General and administrative expenses decreased by $0.5 million and $0.2 million for the three and nine months ended October 31, 2021, respectively, as compared to the three and nine months ended October 31, 2020. The decrease for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 was primarily due to a decrease in salaries and compensation associated with the reduction in headcount and a reduction in allocated overhead costs. The decrease for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 was primarily due to a $1.0 million decrease in salaries and compensation costs associated with the reduction in headcount and a $0.3 million decrease in allocated overhead costs and a reduction in other general expenditures in relation to our cost-saving efforts driven by the COVID-19 pandemic and partially offset by a $0.5 million increase in stock-based compensation, a $0.4 million increase in outside professional services, and a $0.2 million increase in insurance premiums.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$75	$53	$22	41.5%	$646	$1,082	$(436)	(40.3%)
% of total revenue	1.0%	1.1%			3.4%	6.4%

Severance and restructuring costs increased by less than $0.1 million and decreased by $0.4 million for the three and nine months ended October 31, 2021, respectively, as compared to the three and nine months ended October 31, 2020. Severance and restructuring costs for the three months ended October 31, 2021 consisted primarily of employee related termination benefits for the restructuring of our finance department. Severance and restructuring costs for the nine months ended October 31, 2021 consisted primarily of employee related termination benefits for the restructuring of our finance department as well as facility related closure costs. Severance and restructuring costs for the three and nine months ended October 31, 2020 consisted primarily of employee related termination benefits due to a reduction in headcount driven by the COVID-19 pandemic.

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Interest income, net	$80	$121	$(41)	(33.9%)	$188	$353	$(165)	(46.7%)
Foreign exchange loss, net	(198)	(687)	489	(71.2%)	(399)	(778)	379	(48.7%)
Miscellaneous income, net	51	67	(16)	(23.9%)	128	91	37	40.7%
	$(67)	$(499)	$432		$(83)	$(334)	$251

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

Income Tax Benefit

We recorded an income tax provision of less than $0.1 million for the three months ended October 31, 2021 and October 31, 2020. We recorded an income benefit of less than $0.1 million for the nine months ended October 31, 2021 and October 31, 2020. The tax provision for the nine months ended October 31, 2021 includes a $0.2 million tax benefit related to the reversal of tax reserves for uncertain tax positions due to the expiration of the Polish statute of limitations. Our effective tax rate in fiscal 2022 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of October 31, 2021, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Nine Months Ended October 31,
	2021	2020
	(Amounts in thousands)
Net cash used in operating activities	$(5,500)	$(9,321)
Net cash provided by investing activities	174	3,265
Net cash provided by financing activities	17,599	2,470
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(467)	(587)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,806	$(4,173)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash totaled $17.9 million at October 31, 2021.

In the nine months ended October 31, 2020, we reduced our headcount across all departments in response to the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized cost savings, and transferred our technical support services to our Poland location in an effort to further reduce cost. In the first quarter of fiscal 2022, we entered into the Termination Agreement which terminated the sublease for our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease the Company paid the sublandlord a termination payment of approximately $430 thousand against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next four years. Additionally, in the first quarter of fiscal 2022, we issued and sold 10,323,484 shares of common stock, $0.01 par value per share, at a public offering price of $1.85 per share. The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

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

Continued Nasdaq Listing

On December 6, 2021, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SEAC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until June 6, 2022, to regain compliance with the Minimum Bid Price Requirement.  If at any time before June 6, 2022, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by June 6, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period.  Following a transfer to The Nasdaq Capital Market, the Company will be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency.  If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting.  In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Net cash used in operating activities

Net cash used in operating activities was $5.5 million for the nine months ended October 31, 2021. Net cash used in operating activities was primarily the result of our net loss of $5.9 million, a $1.1 million non-cash expense for depreciation and amortization, a $1.3 million non-cash expense for stock-based compensation, a $0.3 million non-cash gain on the write-off of our operating lease right-of-use assets and liabilities in relation to the Termination Agreement, a $2.4 million non-cash gain on extinguishment of debt related to the fully forgiven Note, a $0.4 million non-cash foreign currency transaction loss, and changes in working capital, which include a $0.7 million decrease in accounts receivable, a $0.4 million decrease in unbilled receivables, a $2.0 million decrease in prepaid expenses and other current assets and other assets, a $0.1 million decrease in accounts payable, a $0.2 million decrease in accrued expenses and other liabilities, and a $2.3 million decrease in deferred revenue.

Net cash used in operating activities was $9.3 million for the nine months ended October 31, 2020. Net cash used in operating activities was primarily the result of our net loss of $17.4 million, a $1.1 million non-cash expense for depreciation and amortization, a $1.1 million non-cash expense for stock-based compensation, a $1.5 million non-cash foreign currency transaction loss, and changes in working capital, which include a $7.1 million decrease in accounts receivable, a $4.3 million decrease in unbilled receivables, a $0.5 million decrease in prepaid expenses and other current assets and other assets, a $1.2 million decrease in accounts payable, a $3.9 million decrease in accrued expenses and other liabilities, and a $2.4 million decrease in deferred revenue.

Net cash provided by investing activities

Net cash provided by investing activities was $0.2 million and $3.3 million for the nine months ended October 31, 2021 and 2020, respectively, due to proceeds from the sales and maturities of our marketable securities partially offset by purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $17.6 million for the nine months ended October 31, 2021 due to $0.1 million in proceeds from stock option exercises and $17.5 million in net proceeds from the issuance of common stock in relation to the Offering. Net cash provided by financing activities was $2.5 million for the nine months ended October 31, 2020 due to $0.1 million in proceeds from stock option exercises and purchases through the Company’s Employee Stock Purchase Plan, $0.1 million in repurchases of common stock, and $2.4 million in proceeds from the Note.

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

The Paycheck Protection Program

On May 5, 2020, the Company entered into the Note with the Lender evidencing an unsecured loan in an aggregate principal amount of $2.4 million pursuant to the PPP under the CARES Act administered by the SBA. Interest on the Note accrued at a fixed interest rate of one percent (1%) per annum. The Note and accrued interest of less than $0.1 million were fully forgiven by the SBA on June 15, 2021 and is included on the unaudited consolidated statements of operations and comprehensive loss as a gain on extinguishment of debt.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K on file with the SEC.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Part I Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

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

Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our principal executive officer and principal financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the three months ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of our historical agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us (see Part I Item I, Note 2, “Commitments and Contingencies,” to this Form 10-Q for more information).

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Index to Exhibits

No.	Description
3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q previously filed on June 11, 2021 with the SEC and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on May 18, 2021 with the SEC and incorporated herein by reference).

10.1

Offer letter, dated September 22, 2021, by and between SeaChange International, Inc. and Peter D. Aquino (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on September 27, 2021 with the SEC and incorporated herein by reference).

10.2*	Change-in-Control Severance Agreement, dated September 27, 2021, by and between SeaChange International, Inc. and Peter D. Aquino.

10.3	Form of Indemnification Agreement (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K previously filed on April 10, 2013 with the SEC and incorporated herein by reference).
31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 14, 2021

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER AQUINO
Peter Aquino
Chief Executive Officer and President

by:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)