Form 10-K
period 2022-01-31
SEACHANGE INTERNATIONAL INC
filed 2022-04-08
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38828

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

177 Huntington Ave, Ste 1703 PMB 73480
Boston, MA	02115
(Address of principal executive offices)	(Zip Code)

(978)-897-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SEAC SEAC	Nasdaq Global Select Market Nasdaq Global Select Market
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

As of July 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s Common Stock on the NASDAQ Global Select Market on such date was $45,685,184. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.

The number of shares of the registrant’s common stock outstanding as of the close of business on April 1, 2022 was 49,246,801.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those anticipated in these forward-looking statements as of the date of this Form 10-K. We believe that these factors include those related to:

•	continuing disruptions to our business operations caused by the on-going COVID-19 pandemic;
•	uncertainties in relation to the Triller Hold Co LLC merger;
•	our strategic effort to become a software solution centric company;
•	our ability to successfully compete in our rapidly evolving marketplace;
•	the uncertainties of Internet regulation;
•	changes in our customers’ discretionary spending on video solutions and services;
•	changes in customer demand and consumer preferences;
•	understanding customer contract costs due to the unavailability of some historical data when we change pricing methodologies;
•	the impact of competition and the development of innovative technologies;
•	our ability to protect our intellectual property rights;
•	our dependency on third-party products and services;
•	interruptions or delays in third-party supply or distribution;
•	our reliance on content providers to limit restrictions on licensed content for use in the multiscreen video market;
•	fluctuations in foreign currency exchange rates;
•	engaging in overseas outsourcing;
•	the expectations of our restructuring program;
•	our dependency on computer systems and information technologies; and
•	the failure of security measures and the misuse, interruption or breach of our systems or other cyber related incidents or deficiencies.

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

GENERAL

SeaChange International, Inc. (“SeaChange,” the “Company,” “we,” or similar terms), was incorporated under the laws of the state of Delaware on July 9, 1993. We are an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. We sell our software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; and broadcasters.

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

We have initiated restructuring efforts to improve operations and optimize our cost structure. In the first quarter of fiscal 2022, we restructured our finance department and terminated the lease to our Waltham, Massachusetts headquarters. In fiscal 2021, we reduced our headcount across all departments in response to the onset of the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized savings. Additionally, in fiscal 2021, we transferred our technical support services to our Poland location in an effort to further reduce cost.

In February 2019, we entered into a cooperation agreement (the “Cooperation Agreement”) with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”). As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock. Pursuant to the Cooperation Agreement, we agreed to set the size of the Company’s Board of Directors (the “Board”) at up to eight members, appointed Mr. Robert Pons to the Board as a Class II Director with an initial term that expired at the 2019 annual meeting of stockholders, and appointed Mr. Jeffrey Tuder to the Board as a Class III Director with an initial term that expired at the 2020 annual meeting of stockholders. Messrs. Pons and Tuder were subsequently re-elected in the 2019 and 2020 annual meeting of stockholders, respectively. In January 2021, our Chief Executive Officer resigned, and Mr. Pons was subsequently appointed Executive Chairman and Principal Executive Officer in the interim. Mr. Tuder resigned from the Board in May 2021 and was replaced by Mr. David Nicol. In September 2021, Mr. Peter Aquino was appointed as the Company’s President and Chief Executive Officer. Upon the appointment of Mr. Aquino, Mr. Pons resigned as the Company’s Executive Chairman and Principal Executive Officer but remains Chairman of the Board.

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

In February 2021, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which registered an indeterminate number of shares of common stock, preferred stock, Series A Participating Preferred Stock, warrants or right to purchase common stock or preferred stock, and units using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

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

In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the sublease with respect to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, the Company paid the sublandlord termination payments of approximately $0.1 million and $0.4 million for the three and six months ended July 31, 2021. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expenses on the consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2022. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next four years.

Merger Agreement

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller will be merged with and into SeaChange, and the separate existence of Triller shall cease, with SeaChange continuing as the surviving corporation (the “Merger”). Upon the closing of the Merger, the name of the combined company (the “Post-Merger Company”) will be changed to “TrillerVerz Corp.”.

Pursuant and subject to the terms and conditions of the Merger Agreement, in addition to other contemplated transactions, (i) the parties anticipate that Triller will conduct an offering of convertible notes prior to the closing of the Merger in an amount in excess of $100 million (the “Triller Convertible Notes”), and (ii) the charter of the Post-Merger Company will provide for two classes of common stock, consisting of Class A common stock (“Buyer Class A Common Stock”) and Class B common stock (“Buyer Class B Common Stock”), which Buyer Class B Common Stock is anticipated to provide for super-voting rights to provide its holders 76% or more of the total voting rights.

The stockholders of SeaChange will have the right to elect to receive either (i) their pro rata portion of $25 million cash consideration along with their pro rata portion of an aggregate $75 million in principal of notes (the “Notes Consideration”) to be issued by the Post-Merger Company to the holders of common stock (such cash and notes consideration, the “Cash/Notes Consideration”) or (ii) a number of shares of Buyer Class A Common Stock (the “Stock Consideration”), in an amount equal to that which such holder would have received if such SeaChange stockholder had purchased the Triller Convertible Notes in an aggregate amount equal to its pro rata portion of the Cash/Notes Consideration and then converted such Triller Convertible Notes at the conversion price at which such Triller Convertible Notes were issued and then participated pro-rata along with the Triller holders in the proposed Merger. Assuming that (i) all holders of SeaChange common stock elect the Stock Consideration and (ii) that Triller issues $250 million of Triller Convertible Notes which convert in connection with the proposed Merger at an agreed discount of 20% to an assumed $5 billion Triller valuation, the stockholders of SeaChange would own approximately 2.3% of the Post-Merger Company and the holders of Triller would hold approximately 97.7% of the Post-Merger Company. If all stockholders of SeaChange elected to receive the Cash/Notes Consideration, such stockholders would have no equity interest in the Post-Merger Company, and the Triller holders would collectively own 100% of the Post-Merger Company. For SeaChange stockholders that elect the Cash/Notes Consideration, each would receive their pro rata portion of such Cash/Notes Consideration which would then also reduce the resulting SeaChange stockholders’ ownership percentages by taking into account the payment of the Cash/Notes Consideration and related reduction in the Stock Consideration. The notes (the “Merger Consideration Notes”) to be issued to SeaChange stockholders who elect the Cash/Notes Consideration are payable on the one-year anniversary of issuance, bear interest at a rate of 5% per annum and will be automatically converted into Buyer Class A Common Stock at such time as the market capitalization of the Post-Merger Company equals or exceeds $6.0 billion for ten consecutive trading days. The holders of the Merger Consideration Notes will have the option to convert into Buyer Class A Common Stock if the Post-Merger Company exercises its optional redemption right, which it may do at any time, in whole or in part, on the same terms set forth above. The holders of the Merger Consideration Notes will have recourse against the Post-Merger Company and its assets only to the extent of the Post-Merger Company’s interest in certain of its subsidiaries (who will also provide guarantees of the Merger Consideration Notes). The existing subsidiaries of SeaChange prior to the proposed Merger are also anticipated to provide a first lien security interest on their assets securing the Merger Consideration Notes. The Merger Consideration Notes will have limited covenants.

Shares of Buyer Class A Common Stock to be issued in the Merger are expected to be listed on the NASDAQ Stock Exchange (“Nasdaq”) under the ticker symbol “ILLR”. No fractional shares of Buyer Class A Common Stock and Buyer Class B Common Stock will be issued in the Merger, and holders of shares of common stock will receive cash in lieu of any such fractional shares. SeaChange stock options and other equity awards will generally, upon completion of the Merger, be converted into Buyer Class A Common Stock.

The Merger Agreement provides that, upon the closing of the Merger, the board of directors of the Post-Merger Company will be composed of seven members, with all members to be designated by Triller. Upon completion of the Merger, all executive officers of the Post-Merger Company will be appointed by Triller, in each case to serve in such positions until successors are duly elected or appointed.

The respective boards of directors of SeaChange and Triller have approved the Merger Agreement, and have agreed to recommend that SeaChange’s stockholders and Triller’s unitholders, respectively, adopt the Merger Agreement.

Neither SeaChange nor Triller is permitted to solicit, initiate or knowingly encourage or induce any alternative transaction proposals from third parties or to engage in discussions or negotiations with third parties regarding any alternative transaction proposals. Notwithstanding this limitation, prior to a party’s stockholders or unitholders, as applicable, approving the transactions, including the Merger, such party may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited alternative transaction proposal that its board of directors has determined in good faith, after consultation with its outside financial advisors and outside legal counsel, is or could reasonably be expected to lead to a superior proposal. SeaChange’s board of directors may change its recommendation to its stockholders (subject to Triller’s right to terminate the Merger Agreement following such change in recommendation by the SeaChange board of directors) in response to a superior proposal or an intervening event if the board of directors determines in good faith, after consultation with its outside financial advisors and outside legal counsel, that the failure to take such action would be inconsistent with the exercise of the directors’ fiduciary duties under applicable law.

Immediately prior to the execution of the Merger Agreement, SeaChange entered into an amendment (the “Amendment”) to the Tax Benefits Preservation Plan, dated as of March 4, 2019 (the “Rights Agreement”), by and between the SeaChange and Computershare Inc., as rights agent. Pursuant to the Amendment, in connection with the Merger Agreement, Triller and its affiliates and associates will not be deemed an “Acquiring Person” under the Rights Agreement.

PRODUCTS

Our business is focused on offering video delivery solution sets available as a perpetual license, Software as a Service (“SaaS”), and/or managed services, which can be deployed on-premises and in public and private clouds. Our products provide content and service providers with a complete software delivery platform for linear, VOD and time shift TV over managed and unmanaged networks and include, but are not limited to, the following modules:

video back-office, media asset management, targeted advertising management, analytics and the client interface for set-top boxes, Smart-TVs and mobile devices. In fiscal 2020 through the first quarter of fiscal 2022, our pricing methodology was focused on selling our products in an all-inclusive bundle (historically called Framework), which included our proprietary software, support services, and sometimes hardware. However, during the current fiscal year, we modified our pricing strategy to make our products available separately from the bundle, or “a la carte”, to better serve our customers’ individual needs. Our revenue sources consist of revenue from licenses and subscriptions, hardware, and related services.

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

Services

SeaChange offers comprehensive technical support and maintenance for our projects.  We have developed extensive capabilities in systems integration, implementation and customer engineering.  We also provide managed services capabilities offering end-to-end management of video platform in the cloud, including remote monitoring and proactive system maintenance, to help our customers quickly and confidently establish new on-demand and multiscreen capabilities.

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

SELLING AND MARKETING

Our sales cycle has historically been long, in some instances up to 12-24 months. There are also engagements that span multiple years and it can be difficult to predict in what fiscal period the sale will occur. We primarily utilize a direct sales process and work closely with customers to understand and define their needs. We use several marketing programs to support the sale and distribution of our products. We also market certain features or services to systems integrators and value-added resellers. We attend and exhibit at a limited number of prominent industry trade shows and conferences, when available, and we present our technology at seminars and smaller conferences to promote awareness.

CUSTOMERS

We currently sell our products primarily to video service providers, such as cable system operators and telecommunications companies, as well as content providers such as broadcasters, aggregators, and producers. Historically, a significant portion of our revenue in any given fiscal period has been derived from substantial orders placed by these large organizations. For the fiscal year ended January 31, 2022, one customer accounted for more than 10% of our total revenue.

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

In the market for multiscreen video, we compete with various larger companies offering video platforms and applications such as Synamedia, TiVo, Kaltura, Viaccess-Orca, and MediaKind, as well as in-house solutions built by the service providers. Increasingly, we are also seeing competition from integrated end-to-end solutions and many OTT providers. We expect the competition in each of the markets in which we operate to intensify in the future with existing and new competitors with significant market presence and financial resources.

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

It is also possible that the steps taken by us to protect our intellectual property will be inadequate to prevent misappropriation of our technology or that our competitors will independently develop technologies that are substantially equivalent or superior to our technology. In addition, the laws of some foreign countries in which our products are or may be distributed do not protect our proprietary rights to the same extent as do the laws of the U.S. Currently, we are not party to intellectual property litigation, but we may be a party to litigation in the future to enforce our intellectual property rights or because of an allegation that we infringe others’ intellectual property.

HUMAN CAPITAL MANAGEMENT

Our employees are among our most valuable assets and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team.

We recognize that attracting, developing, and retaining skilled talent and promoting a diverse and inclusive culture are essential to maintaining our leadership positions in the markets we serve. We offer employees competitive compensation and benefits, and resources to continuously improve their skills and performance with the goal of further cultivating the diversity and expertise in our global businesses to fill key positions. We seek to hire people who share our values. We value technology and innovation and the achievement of customer-driven success. From our employees, we expect leadership at every level and to act with integrity, fairness, and respect. We invest in talent development and recognize that the growth and development of our employees is essential for our continued success.

As of January 31, 2022, we had 104 employees worldwide, of whom 24 were in our U.S. operations and 80 were in our international operations. In addition, as of January 31, 2022 we had 115 temporary employees and contractors worldwide, many of whom are utilized in the ordinary course of our business. All employees as of January 31, 2022 were full-time employees apart from 3 part-time employees. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement. Employees in certain foreign jurisdictions are represented by local works council as may be customary or required in those jurisdictions.

Total Rewards

We offer competitive wages, annual bonus opportunities, retirement savings opportunities, including a 401(k) retirement savings plan for U.S. employees, healthcare and insurance benefits, flexible spending accounts, tuition reimbursement, paid time off, and flexible work schedules.

Response to the COVID-19 Pandemic

In response to the COVID-19 pandemic, we have continued to monitor the impact of variants of the virus and the corresponding recommendations from the Center of Disease Control and implement operational changes, as necessary, with the primary objective to provide safety to our employees and to comply with government regulations. We have continued our distributed workforce model, including for some employees, a long-term, full-time work from home arrangement, while implementing additional safety measures for employees and contractors continuing essential and critical on-site work.

AVAILABLE INFORMATION

SeaChange is subject to the informational requirements pursuant to Section 13(a) or 15(d) of the Exchange Act. SeaChange files periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov.

Financial and other information about SeaChange, including our Code of Ethics and Business Conduct and charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, are available on the Investor Relations section of our website at www.seachange.com. We make available free of charge on our website our Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K and amendments to those reports file or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information contained on our website is not incorporated by reference into this document and should not be considered a part of this Form 10-K. Our website address is included in this document as an inactive textual reference only.

ITEM 1A.	RISK FACTORS

Our business and operations are subject to many risks. The risks described below may not be the only risks we face, as our business and operations may also be subject to risks that we do not yet know of, or that we currently believe are immaterial. If any of the events or circumstances described below actually occur, our business, financial condition, results of operations or cash flows could be materially and adversely affected, and the trading price of our common stock could decline. Therefore, the factors contained herein should be read together with other reports that we file with the SEC from time to time, which may supplement, modify, supersede, or update the factors listed in this document. You should also refer to the other information contained in this Form 10-K, including our consolidated Financial Statements and the related notes.

Risk Factors Summary

We are subject to various risks associated with our business and our industry. You should carefully consider all of the information disclosed by the specific factors under the heading “Risk Factors” following this Summary. These risks include, but are not limited to:

Risks Related to Our Business and Operations

•	a reduction in spending by customers would adversely affect our business, financial condition and operating results;

•	our efforts to introduce SaaS-based multiscreen service offerings may either not succeed or impair the sale of our on-site licensed offerings;
•	we may be unsuccessful in our efforts to become a company that primarily provides software solutions;
•	inability to successfully compete in our marketplace;
•	failure to respond to rapidly changing technologies related to multiscreen video;
•	variability in the market for our products and services;
•

the loss of reduced demand by, or the return of product by one or more of our highly concentrated customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter;

•	cancellation or deferral of purchases of our products or final customer acceptance;
•	adoption of our value based selling approach for our products and services;
•	a decline in demand or average selling prices for our products and services;
•	our entry into fixed-price contracts, which could subject us to losses if we have cost overruns;
•	warranty claims on our products and any significant warranty expense in excess of estimates;
•	the possibility that our software products contain serious errors or defects;
•	turnover in our senior management;
•	restructuring programs;
•	the on-going COVID-19 pandemic and outbreaks of variants of the virus.

Risks Related to our Dependence on Third Parties

•

if we are not able to obtain necessary licenses, services or distribution rights for third-party technology at acceptable prices, or at all, our products could become obsolete or we may not be able to deliver certain product offerings;

•	interruptions or delays in service from our third-party data center hosting facilities or our enterprise cloud computing providers could impair the delivery of our service;
•	third-party delays from third-party products integrated with some of our products;
•	our ability to deliver products and services that satisfy customer requirements is dependent on the performance of our third-party vendors;
•	the possibility of disruptions to our information technology systems.

Risks Related to Our Industry

•	we operate in a relatively new and rapidly developing market, which makes it difficult to evaluate our business and future prospects;
•	failure to develop and consistently deliver innovative technologies and services in response to changes in the technology and entertainment industries;
•

our future success is dependent on the manner in which the multiscreen video and OTT markets develop, and if these markets develop in a manner that does not facilitate inclusion of our products and services, our business may not continue to grow;

•

if content providers limit the scope of content licensed for use in the digital VOD and OTT market, our business, financial condition and results of operations could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets;

•	litigation regarding intellectual property rights.

Risks Related to Regulatory Matters

•	changes in the regulatory environment;
•	uncertainties of regulation of the Internet and data traveling over the Internet.

Risks Related to Our Mergers and Acquisitions

•

we may not fully realize the benefits of our completed acquisitions or it may take longer than we anticipate for us to achieve those benefits. Future acquisitions may be difficult to integrate, disrupt our business, dilute stockholder value, or divert management attention;

•	acquisitions or divestitures may adversely affect our financial condition;
•	the Merger with Triller is subject to various closing conditions and there can be no assurances as to its completion on a timely basis or at all;
•	failure to consummate the Merger could adversely affect our prospects;

•	the termination fee and restrictions on solicitation contained in the Merger Agreement with Triller may discourage other companies from trying to acquire us.

Risks Related to Our International Operations

•	significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas;
•	we may not be able to maintain or increase international sales of our products and services;
•	fluctuations in foreign currency exchange rates could negatively impact our financial results and cash flows.

Risks Related to Our Common Stock

•	stock price volatility and a decline in investment, which could lead to our securities being delisted;
•	we may issue preferred stock whose terms could adversely affect the voting power or value of common stock.

Risks Related to Our Business and Operations

Our business is dependent on customers’ continued spending on video solutions and services. A reduction in spending by customers would adversely affect our business, financial condition and operating results.

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

Any reduction in spending by our customers would adversely affect our business, financial condition and operating results. We continue to have limited visibility into the capital spending plans of our current and prospective customers. Fluctuations in our revenue can lead to even greater fluctuations in our operating results. Our planned expense levels depend in part on our expectations of future revenue. Our planned expenses include significant investments, particularly within our research and development organization, which we believe are necessary to continue to provide innovative solutions to meet our current and prospective customers’ needs. As a result, it is difficult to forecast revenue and operating results. If our revenue and operating results are below the expectations of our investors and market analysts, it could cause a decline in the price of our common stock.

Our efforts to introduce SaaS-based multiscreen service offerings may either not succeed or impair the sale of our on-site licensed offerings, the occurrence of either of which may adversely affect our financial condition and operating results.

We have devoted, and will continue to devote, considerable resources, including the allocation of capital expenditures to growing our SaaS service offering revenue over the next several years. There can be no assurance that we will meet our revenue targets for this service and if we fail to achieve our revenue goals, our growth and operating results will be materially adversely affected. Additionally, new or existing customers may choose to purchase our SaaS services rather than our on-premise solutions. If our customers’ purchases trend away from perpetual licenses toward our SaaS, or to the extent customers defer orders, our product revenue, and our timing of revenue generally, may be adversely affected, which could adversely affect our results of operations and financial condition.

We may be unsuccessful in our efforts to become a company that primarily provides software solutions.

Our efforts to become a company that primarily provides software solutions may result in a reduction in the range of products and services we offer and in the number of current and potential future customers. Each of these factors may increase the level of execution risk in our strategy, in that there may be increased variability in our revenue. If we are unsuccessful in this transition, our business, financial condition and results of operations may be adversely affected, and the market price of our common stock may decrease.

If we are unable to successfully compete in our marketplace, our financial condition and operating results may be adversely affected.

We currently compete against companies offering video software solutions and have increasingly seen competition from integrated end-to-end solutions and a large number of OTT players. To the extent the products developed are competitive with and not complementary to our products, they may be more cost-effective than our solutions, which could result in cable television system operators and telecommunications companies discontinuing their purchases of our on-demand products. Due to the rapidly evolving markets in which we compete, new competitors with greater market presence and financial resources than we have may further intensify competition. Increased competition could result in price reductions, cancellations of purchase orders, loss of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition and results of operations. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. They may be in better position to withstand any significant reduction in capital spending by customers in our markets and may not be as susceptible to downturns in a particular market. Moreover, our competitors may also foresee the course of market developments more accurately and sooner than we do. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future, we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected.

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

Our products are subject to warranty claims, and any significant warranty expense in excess of estimates could have a materially adverse effect on our operating results, financial condition and cash flow.

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

Since our customers use our products for critical business applications, errors, defects or other performance problems could result in damage to our customers’ businesses. These errors and defects could result in product liability, services level agreement claims or warranty claims. Although our customer agreements typically contain provisions designed to limit our exposure to claims, including warranty disclaimers, existing or future laws or unfavorable judicial decisions could negate these limitations. Even if not successful, a claim brought against us would likely be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to sell our products and/or collect payment from our customers.

We have experienced turnover in our senior management, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.

In January 2021, Mr. Robert Pons was appointed Executive Chairman and Principal Executive Officer upon the resignation of our former Chief Executive Officer (“CEO”). In September 2021, Mr. Peter Aquino was appointed President and CEO, at which time Mr. Pons resigned as Executive Chairman and Principal Executive Officer but remained Chairman of the Board. Further, the longest serving member of our Board was elected in 2019. Lack of management continuity could harm our customer relationships, delay product development processes, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions, which could adversely impact our results of operations, stock price and customer relationships. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business.

Restructuring programs could have a material negative impact on our business.

To increase strategic focus and operational efficiency we have implemented restructuring programs. In fiscal 2020, we streamlined our operations and closed our service organizations in Ireland and the Netherlands for which we realized annualized costs savings of $6.0 million. In fiscal 2021, we reduced our headcount across all departments in response to the onset of the COVID-19 pandemic for which realized additional annualized cost savings of $7.6 million. We also transferred our technical support services to our Poland location in fiscal 2021 in an effort to further reduce cost. As a result of these restructuring efforts, our total number of employees significantly decreased.  We may incur additional restructuring costs or not realize the expected benefits of these new initiatives. Further, we could experience delays, business disruptions, decreased productivity, unanticipated employee turnover and increased litigation-related costs in connection with past and future restructuring and other efficiency improvement activities, and there can be no assurance that our estimates of the savings achievable by restructuring will be realized. As a result, our restructuring and our related cost reduction activities could have an adverse impact on our financial condition or results of operations.

Actions that may be taken by significant stockholders may divert the time and attention of our Board of Directors and management from our business operations.

Campaigns by significant investors to effect changes at publicly-traded companies continue to be prevalent. There can be no assurance that one or more current or future stockholders will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by a stockholder, it could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.  On February 28, 2019, we entered into the Cooperation Agreement, pursuant to which we appointed both Mr. Robert Pons and Mr. Jeffrey Tuder to our Board. Mr. Tuder resigned from our Board in May 2021. Certain of our significant stockholders expressed disagreement with the Cooperation Agreement and it is possible that some of our stockholders may conduct a “vote no” campaign against the election of all or certain of our board members standing for election at our upcoming annual meeting of stockholders and cause the Board to consider the resignation of any candidate who does not achieve the support of a majority of votes cast in an uncontested election.  Similar to a proxy contest, this could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

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

Our revenue is difficult to forecast, and as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part, because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A reduction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in capital spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amounts or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner.

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

The effects of the ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

The public health crisis caused by the COVID-19 pandemic is ongoing, particularly due to new strains of the coronavirus that causes COVID-19, which have and may continue to emerge. Governments in affected regions have implemented and may continue to implement safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures. Organizations, businesses and individuals are taking additional steps to avoid or reduce the chances of infection, including limiting travel and working from home.

These measures have impacted, and may continue to impact, our normal business operations. Due to the ongoing pandemic, we have modified numerous aspects of our operations, including employee travel, employee work locations, virtualization or cancellation of customer and employee events, remote sales, implementation, and support activities. Although well intended, these modifications may delay or reduce sales and harm productivity and collaboration.  The cancellation of major industry events further reduces our ability to meet with existing and potential new customers.

Our customers’ businesses could also continue to be impacted by the ongoing pandemic, potentially causing them to reduce or cease expenditures, either of which could foreclose future business opportunities for us, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately could adversely affect our revenues. During a period of reduced revenue, we may need to increase borrowing, which would increase our indebtedness.

The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. Although we are unable to predict the future impact of the on-going COVID-19 pandemic on our business, our mobile communications business, in particular, depends to a large extent on travel and the willingness of customers to enter into or renew contracts with us. We anticipate that governmental, individual, business and other organizational measures to limit the spread of the virus will adversely affect our revenues, results of operations and financial condition, perhaps materially. This or any other outbreak and any additional preventative or protective actions that may be taken in response to this or any other global health threat or pandemic may result in additional business and/or operational disruption.

COVID-19 has and could continue to also negatively impact our supply chain and cause delays in the delivery of raw materials, components and other supplies that we need to conduct our operations. We may be unable to locate replacement materials, components or other supplies, and ongoing delays could reduce sales and adversely affect our revenues and results of operations.

The extent to and the magnitude by which the on-going COVID-19 pandemic will continue to impact our business will depend on many factors beyond our control, including the speed of contagion of new strains of the virus, the development and implementation of effective preventative measures and possible treatments, the scope of continuing and possible additional governmental and other restrictions on travel and other activity, and public reactions to these factors, including hesitancy and backlash in response to proposed vaccination mandates. In addition, fiscal and policy interventions by national governments in response to certain economic conditions, including general inflation or currency volatility, in the locations where we do business could have knock-on effects such as increasing interest rates, which could have a negative impact on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products and services.

Risks Related to our Dependence on Third Parties

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

A portion of the technology licensed by us incorporates “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses.  Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products.  In addition, if we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contain the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.  We could also be required to seek licenses from third parties to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

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

We sell our products in accordance with our standard product specifications. There can be instances where our products are integrated into a larger solution with other third-party products, the delivery of which is controlled by third-party providers.  We have little, if any, control over the timing of delivery of third-party products, and a delay from the time of our product delivery to the production launch of the larger solution can materially impact our financial operating results.

Our ability to deliver products and services that satisfy customer requirements is dependent on the performance of our third-party vendors.

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

Our data processing and financial reporting systems are cloud-based and hosted by a third party. An interruption to the third-party systems or in the infrastructure that allows us to connect to the third-party systems for an extended period may impact our ability to operate the business and process transactions which could result in a decline in sales and affect our ability to achieve or maintain profitability. It may also result in our inability to comply with SEC regulations in a timely manner. For example, in the first quarter of fiscal 2021, we experienced a ransomware attack on our information technology system. Although the attack did not have a material adverse effect on our business operations, it caused a temporary disruption and interfered with our operations.

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

The markets for our products, services and technologies are characterized by rapid change and technological evolution. We will need to continue to expend considerable resources on research and development in the future in order to continue to design and deliver enduring, innovative entertainment products, services and technologies. Despite our efforts, we may not be able to consistently develop and effectively market new products, technologies and services that adequately or competitively address the needs of the changing marketplace. In addition, we may not correctly identify new or changing market trends at an early enough stage to capitalize on market opportunities. Our future success depends to a great extent on our ability to develop and consistently deliver innovative technologies that are widely adopted in response to changes in the technology and entertainment industries and that are compatible with the technologies, services or products introduced by other entertainment industry participants.

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

Evolving data privacy regulations, including the EU’s GDPR and the CCPA, may subject us to significant penalties.

In May 2018, the General Data Protection Regulation (“GDPR”) came into effect in the European Union (“EU”), and changed how businesses can collect, use and process the personal data of EU residents. The GDPR has extraterritorial effect and imposes a mandatory duty on businesses to self-report personal data breaches to authorities, and, under certain circumstances, to affected individuals. The GDPR also grants individuals the right to erasure (commonly referred to as the right to be forgotten), which may put a burden on us to erase records upon request. Compliance with the GDPR’s new requirements may increase our legal, compliance, and operational costs. Non-compliance with the GDPR’s requirements can result in significant penalties, which may have a material adverse effect on our business, expose us to legal and regulatory costs, and impair our reputation.

Other jurisdictions, including certain U.S. states and non-U.S. jurisdictions where we conduct business, have also enacted or are considering enacting their own versions of “GDPR-like” data privacy legislation, which could create additional compliance challenges, heightened regulatory scrutiny, administrative burden and potentially expose us to significant penalties.  For example, in June 2018, California’s legislature passed the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020.  Any failure or perceived failure by us, our business partners, or third-party service providers to comply with GDPR, CCPA, other privacy-related or data protection laws and regulations, or the privacy commitments in contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation.

In addition, some countries have or are considering legislation requiring local storage and processing of data that, if enacted, could increase the cost and complexity of offering our products, software and services or maintaining our business operations in those jurisdictions.

We are subject to the FCPA, and our failure to comply could result in penalties that could harm our reputation, business, and financial condition.

We are subject to the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits companies and their intermediaries from making improper payments to foreign officials to obtain or keep business. The FCPA also requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the Company.  Under the FCPA, U.S. companies may be held liable for actions taken by their strategic or local partners or representatives. The FCPA and similar laws in other countries can impose civil and criminal penalties for violations.

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

We may have additional tax liabilities, which could have a material and adverse impact on our financial condition and results of operations.

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

Our ability to use our net operating losses to offset future taxable income is expected to be subject to certain limitations.

As of January 31, 2022, we had federal net operating loss carryforwards (“NOLs”) of approximately $137.6 million, which may be available to offset tax income in the future. In general, under Section 382 of the Internal Revenue

Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes. The number of shares of common stock that SeaChange will issue in connection with the Merger with Triller is expected to be sufficient, taking into account prior or future shifts in our ownership over a three-year period, to cause SeaChange to undergo an ownership change. As a result, if SeaChange earns net taxable income, its ability to use its pre-change net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liability to us. In addition, the carrying value of any tax asset related to our net operating loss carryforwards could be significantly reduced.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and significantly reforms the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income (as calculated before taking the NOL carryforwards into account). In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As SeaChange maintains a full valuation allowance against its U.S. NOLs, these changes will not impact its balance sheet as of December 31, 2017. However, in future years, at the time a deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Risks Related to Our Mergers and Acquisitions

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

Our Merger with Triller is subject to various closing conditions, including regulatory and stockholder approvals, and other uncertainties, and there can be no assurances as to its completion on a timely basis or at all.

On December 22, 2021, SeaChange announced that it entered into an the Merger Agreement with Triller pursuant to which Triller will merge with and into SeaChange. Upon the closing of the Merger, the name of the Post-Merger Company will be changed to “TrillerVerz Corp.”

The completion of the Merger is subject to customary closing conditions, including approvals by SeaChange’s stockholders and Triller’s unitholders, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the effectiveness of the registration statement on Form S-4 filed with the SEC in connection with the Merger, Nasdaq approval of the listing of the Buyer Class A Common Stock to be issued in the Merger, and SeaChange and Triller each having specified levels of working capital.

The governmental agencies from which SeaChange and Triller are seeking certain approvals related to these closing conditions have broad discretion in administering the applicable governing regulations. As a condition of their respective approvals, the agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the Post-Merger Company’s business after the closing of the Merger. Such requirements, limitations, costs or restrictions could delay or prevent the closing of the Merger or have a material adverse effect on the Post-Merger Company’s business and results of operations following the closing of the Merger.

SeaChange and Triller can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), and they can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the closing conditions are not within SeaChange’s control or Triller’s control, and neither company can predict when or if these closing conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause SeaChange and Triller not to realize some or all of the benefits that they expect to achieve if the Merger is successfully completed within the expected timeframe.

Failure to consummate the Merger could adversely affect our future prospects.

The Merger is subject to the satisfaction of various closing conditions, and we cannot guarantee that the merger will be successfully consummated. In the event that the Merger is not consummated for any reason, we will be subject to many risks, including the costs related to the Merger, such as legal, accounting and advisory fees, which must be paid even if the Merger is not consummated, and, potentially, the payment of a termination fee under certain circumstances. If the merger is not consummated, the market price of our equity could decline. We also could be subject to litigation related to any failure to consummate the merger or related to any enforcement proceeding commenced against us to perform our respective obligations under the Merger Agreement. Finally, if the Merger Agreement is terminated, we may be unable to find another party willing to engage in a similar transaction on terms as favorable as those set forth in the Merger Agreement, or at all. This could limit our ability to pursue our strategic goals in the event the Merger is not consummated.

The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire us.

Until the effective time of the Merger, with certain exceptions, the Merger Agreement prohibits us from entering into or soliciting any acquisition proposal or offer for a merger or other business combination with any other party. The Merger Agreement provides us with specified termination rights. If the Merger agreement is terminated by us to accept a superior acquisition proposal or under other circumstances specified in the Merger Agreement, we will be required to pay a termination fee of $4.0 million or reimburse certain transaction expenses, depending on the reason for such termination. These provisions could discourage other companies from trying to acquire us unless those other companies are willing to offer significantly greater value. We have no corresponding right to terminate the Merger Agreement with respect to a superior acquisition proposal for us.

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

We may, from time-to-time, outsource engineering work related to the design and development of our products, typically to save money and gain access to additional engineering resources. We have worked, and expect to work in the future, with companies located in jurisdictions outside of the U.S., including, but not limited to Poland and the Netherlands. We have limited experience in the outsourcing of engineering and other work to third parties located internationally that operate under different laws and regulations than those in the U.S. If we are unable to properly manage and oversee the outsourcing of this engineering and other work related to our products, we could suffer the loss of valuable intellectual property, or the loss of the ability to claim such intellectual property, including patents and trade names. Additionally, instead of saving money, we could in fact incur significant additional costs because of inefficient engineering services and poor work product. As a result, our business would be harmed, including our financial results, reputation, and brand.

Because our business is susceptible to risks associated with international operations, we may not be able to maintain or increase international sales of our products and services.

Approximately 43% of our total revenue was generated from sales outside the U.S. during the most recent fiscal year. Our international operations are expected to continue to account for a significant portion of our business in the foreseeable future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:

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
•

changes in economic policies by foreign governments, including the imposition and potential continued expansion of economic sanctions by the U.S. and the EU or the Russian Federation, especially in relation to the conflict in Ukraine;

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

Adverse global economic conditions, geopolitical issues and other conditions that impact our increasingly global operations could have a negative effect on our business, results of operations and financial condition and liquidity.

As a global company, our performance is affected by global economic conditions as well as geopolitical issues and other conditions with global reach. Macroeconomic weakness and uncertainty make it more difficult for us to manage our operations and accurately forecast financial results. As a result of the recent movement of Russian military units into provinces in Ukraine, the U.S., the EU, the United Kingdom and other jurisdictions have imposed sanctions on certain Russian and Ukrainian persons and entities, including certain Russian banks, energy companies and defense companies, and have imposed restrictions on exports of various items to Russian and certain regions of Ukraine (including the self-proclaimed Donetsk People’s Republic and Luhansk People’s Republic and Crimea). Moreover, on February 22, 2022, the Office of Foreign Assets Control of the U.S. issued sanctions aimed at limiting Russia’s ability to raise funds through sovereign debt. Such ongoing events between Ukraine and Russia could also increase China/Taiwan political tensions and U.S./China trade and other relations. These geopolitical issues have resulted in increasing global tensions and create uncertainty for global commerce. Any or all of these factors could negatively affect demand for our products and our business, financial condition and result of operations.

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

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The trading price of common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of common stock could decrease, perhaps significantly. Other factors that may affect the market price of common stock, including the impact of the on-going COVID-19 pandemic on business and industry, announcements relating to significant corporate transactions, fluctuations in quarterly and annual financial results, operating and stock price performance of companies that investors deem comparable to us, changes in government regulation or related proposals and international conflict. In addition, the U.S. securities markets have experienced significant price and volume fluctuations, and these fluctuations often have been unrelated to the operating performance of companies in these markets. Any volatility of or a significant decrease in the market price of common stock could also negatively affect the ability to make acquisitions using common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in common stock price or for other reasons, it could result in substantial costs and diversion of it management’s attention and resources, which could negatively affect its financial results.

The occurrence of any one or more of the factors noted in these risk factors could cause the market price of our common stock to fluctuate or decline below the $1.00 Nasdaq minimum price requirement such that it becomes subject to delisting proceedings. Any delisting of our securities could have an adverse effect on the market price of, and the efficiency of the trading market for our securities, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, having been delisted or being subject to delisting proceedings could have an adverse effect on our ability to raise capital in the public or private markets. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies.

We may issue preferred stock whose terms could adversely affect the voting power or value of common stock.

Our certificate of incorporation authorizes us to issue, without the approval of stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over common stock respecting dividends and distributions, as its board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of common stock. For example, we might grant holders of preferred stock the right to elect some number of its directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences it might assign to holders of preferred stock could affect the residual value of common stock.

The terms of any future preferred equity or debt financing may give holders of any preferred securities or debt securities rights that are senior to rights of holders of common stock or impose more stringent operating restrictions.

Debt or equity financing may not be available to us on acceptable terms. If we incur additional debt or raise equity through the issuance of preferred stock or convertible securities, the terms of the debt or the preferred stock issued may give the holders rights, preferences and privileges senior to those of holders of common stock, including any shares of common stock issuable upon conversion of the notes, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations. If we raise funds through the issuance of additional equity, the ownership percentage of our existing stockholders would be diluted.

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

If our cybersecurity measures are breached and unauthorized access is obtained to a customer’s data or our data on our systems, our service may be perceived as not being secure, customers may curtail or stop using our service and we may incur significant legal and financial exposure and liabilities.

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

In addition, in the past few years, widespread ransomware attacks in the U.S. and elsewhere have affected many companies, the government and commercial computer systems, and we also experienced a ransomware attack on our information technology system during the first quarter of fiscal year 2021, which temporarily denied customers access to our services. Although the attack did not have a material adverse effect on our business operations, it caused a temporary disruptions and interfered with our operations. While we intend to implement additional measures to enhance our security protocol to protect our system, there is no guarantee that future attacks or other breakdowns or breaches in our system can be thwarted or prevented, and failure to do so may increase our cost of operations and adversely affect our business operations and results of operations.  Any costs that we incur as a result of the ransomware attack or any future data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any future ransomware attacks, breaches or failures in our operational security systems can result in loss of data or an unauthorized disclosure of or access to confidential information and could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business operations and lead to legal liability from customers, third parties and governmental authorities, any of which could adversely impact the Company’s financial condition and results of operations materially.

A cyber-attack, information or security breach, or technology failure, on our part or that of a third party, could adversely affect our ability to conduct our business, result in the disclosure or misuse of confidential or proprietary information, or adversely impact our business, financial condition, and results of operations, as well as cause us reputational harm.

Our business is highly dependent on the security and integrity of our computer and information technology systems and networks, as well as those of third parties with whom we interact or on whom we rely. Our business is dependent on the secure processing, transmission, storage, and retrieval of confidential, proprietary, and other information in our computer and information technology systems and networks, and in the computer and information technology systems and networks of third parties. In addition, to access our networks, products, and services, our customers and other third parties may use personal mobile or computing devices that are outside of our network environment and are subject to their own unique cybersecurity risks.

We and our third-party service providers and customers have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denials of service or information, or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of confidential, proprietary, or other information of ours or of our employees or customers or third parties, as well as damages to our and third-party computer and information technology systems and networks and the disruption of our or our customers’ or other third parties’ systems, networks, or business. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to protect the integrity of our systems and networks and implement controls, processes, policies, and other protective measures, cyber threats are rapidly evolving, and we may not be able to anticipate or prevent cyber-attacks or security breaches.

Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched, and may not be recognized until well after a breach has occurred. Additionally, the occurrence of cyber-attacks or security breaches involving third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

Any third-party technology failure, cyber-attack, or other information or security breach could, among other things, adversely affect our ability to effect transactions, service our customers, manage our exposure to risk, or operate or expand our business.

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in us experiencing material losses or have other material adverse consequences on us. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, could damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of the security of our computer or information technology systems or networks could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information or that of our customers, or damage to our customers’ or other third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, all of which could materially and adversely affect our business, financial condition, and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is located in Boston, Massachusetts. We lease approximately 26,545 square feet in Warsaw, Poland for our engineering and customer services under an arrangement that expires in January 2025. We also lease or sublease offices in Ireland and Turkey but do not consider these leases or subleases to be material. We believe that existing facilities are adequate to meet our foreseeable requirements and can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

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

Holders of Our Common Stock

On April 8, 2022, there were 103 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these recordholders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from November 1, 2021 to January 31, 2022.

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

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

SeaChange International, Inc. (“SeaChange” or the “Company”), was incorporated under the laws of the state of Delaware on July 9, 1993. We are an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. We sell our software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; and broadcasters.

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

We have initiated restructuring efforts to improve operations and optimize our cost structure. In fiscal 2021, we reduced our headcount across all departments in response to the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized savings. Additionally, in the second quarter of fiscal 2021, we transferred our technical support services to our Poland location in an effort to further reduce cost. In the first quarter of fiscal 2022, we restructured our finance department and terminated the lease to our Waltham, Massachusetts headquarters.

In February 2019, we entered into a cooperation agreement (the “Cooperation Agreement”) with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”). As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock. Pursuant to the Cooperation

Agreement, we agreed to set the size of the Company’s Board of Directors (the “Board”) at up to eight members, appointed Mr. Robert Pons to the Board as a Class II Director with an initial term that expired at the 2019 annual meeting of stockholders, and appointed Mr. Jeffrey Tuder to the Board as a Class III Director with an initial term that expired at the 2020 annual meeting of stockholders. Messrs. Pons and Tuder were subsequently re-elected in the 2019 and 2020 annual meeting of stockholders, respectively. In January 2021, our Chief Executive Officer resigned, and Mr. Pons was subsequently appointed Executive Chairman and Principal Executive Officer in the interim. Mr. Tuder resigned from the Board in May 2021 and was replaced by Mr. David Nicol. In September 2021, Mr. Peter Aquino was appointed as the Company’s President and Chief Executive Officer. Upon the appointment of Mr. Aquino, Mr. Pons resigned as the Company’s Executive Chairman and Principal Executive Officer but remains Chairman of the Board.

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

In February 2021, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which registered an indeterminate number of shares of common stock, preferred stock, Series A Participating Preferred Stock, warrants or rights to purchase common stock or preferred stock, and units using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

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

In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the sublease to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, the Company paid the sublandlord termination payments of approximately $0.4 million for the fiscal year ended January 31, 2022. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on the lease termination is reported as a component of severance and restructuring expenses on the consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2022. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next four years.

Merger Agreement

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller will be merged with and into SeaChange, and the separate existence of Triller shall cease, with SeaChange continuing as the surviving corporation (the “Merger”). Upon the closing of the Merger, the name of the combined company (the “Post-Merger Company”) will be changed to “TrillerVerz Corp.”.

Pursuant and subject to the terms and conditions of the Merger Agreement, in addition to other contemplated transactions, (i) the parties anticipate that Triller will conduct an offering of convertible notes prior to the closing in an amount in excess of $100 million (the “Triller Convertible Notes”), and (ii) the charter of the Post-Merger Company will provide for two classes of common stock, consisting of Class A common stock (“Buyer Class A Common Stock”) and Class B common stock (“Buyer Class B Common Stock”), which Buyer Class B Common Stock is anticipated to provide for super-voting rights to provide its holders 76% or more of the total voting rights.

The stockholders of SeaChange will have the right to elect to receive either (i) their pro rata portion of $25 million cash consideration along with their pro rata portion of an aggregate $75 million in principal of notes (the “Notes Consideration”) to be issued by the Post-Merger Company to the holders of SeaChange common stock (such cash and notes consideration, the “Cash/Notes Consideration”) or (ii) a number of shares of Buyer Class A Common Stock (the “Stock Consideration”), in an amount equal to that which such holder would have received if such SeaChange stockholder had purchased the Triller Convertible Notes in an aggregate amount equal to its pro rata portion of the Cash/Notes Consideration and then converted such Triller Convertible Notes at the conversion price at which such Triller Convertible Notes were issued and then participated pro-rata along with the Triller holders in the proposed Merger. Assuming that (i) all holders of SeaChange common stock elect the Stock Consideration and (ii) that Triller issues $250 million of Triller Convertible Notes which convert in connection with the proposed Merger at an agreed discount of 20% to an assumed $5 billion Triller valuation, the stockholders of SeaChange would own approximately 2.3% of the Post-Merger Company and the holders of Triller would hold approximately 97.7% of the Post-Merger Company. If all stockholders of SeaChange elected to receive the Cash/Notes Consideration, such stockholders would have no equity interest in the Post-Merger Company, and the Triller holders would collectively own 100% of the Post-Merger Company. For SeaChange stockholders that elect the Cash/Notes Consideration, each would receive their pro rata portion of such Cash/Notes Consideration which would then also reduce the resulting SeaChange stockholders’ ownership percentages by taking into account the payment of the Cash/Notes Consideration and related reduction in the Stock Consideration. The notes (the “Merger Consideration Notes”) to be issued to SeaChange stockholders who elect the Cash/Notes Consideration are payable on the one-year anniversary of issuance, bear interest at a rate of 5% per annum and will be automatically converted into Buyer Class A Common Stock at such time as the market capitalization of the Post-Merger Company equals or exceeds $6 billion for ten consecutive trading days. The holders of the Merger Consideration Notes will have the option to convert into Buyer Class A Common Stock if the Post-Merger Company exercises its optional redemption right, which it may do at any time, in whole or in part, on the same terms set forth above. The holders of the Merger Consideration Notes will have recourse against the Post-Merger Company and its assets only to the extent of the Post-Merger Company’s interest in certain of its subsidiaries (who will also provide guarantees of the Merger Consideration Notes). The existing subsidiaries of SeaChange prior to the proposed Merger are also anticipated to provide a first lien security interest on their assets securing the Merger Consideration Notes. The Merger Consideration Notes will have limited covenants

Shares of Buyer Class A Common Stock to be issued in the Merger are expected to be listed on the NASDAQ Stock Exchange (“Nasdaq”) under the ticker symbol “ILLR”. No fractional shares of Buyer Class A Common Stock and Buyer Class B Common Stock will be issued in the Merger, and holders of shares of SeaChange common stock will receive cash in lieu of any such fractional shares. SeaChange stock options and other equity awards will generally, upon completion of the Merger, be converted into Buyer Class A Common Stock.

The Merger Agreement provides that, upon the closing of the Merger, the board of directors of the Post-Merger Company will be composed of seven members, with all members to be designated by Triller. Upon completion of the Merger, all executive officers of the Post-Merger Company will be appointed by Triller, in each case to serve in such positions until successors are duly elected or appointed.

The respective boards of directors of SeaChange and Triller have approved the Merger Agreement, and have agreed to recommend that SeaChange’s stockholders and Triller’s unitholders, respectively, adopt the Merger Agreement.

Neither SeaChange nor Triller is permitted to solicit, initiate or knowingly encourage or induce any alternative transaction proposals from third parties or to engage in discussions or negotiations with third parties regarding any alternative transaction proposals. Notwithstanding this limitation, prior to a party’s stockholders or unitholders, as applicable, approving the transactions, including the Merger, such party may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited alternative transaction proposal that its board of directors has determined in good faith, after consultation with its outside financial advisors and outside legal counsel, is or could reasonably be expected to lead to a superior proposal. SeaChange’s board of directors may change its recommendation to its stockholders (subject to Triller’s right to terminate the Merger Agreement following such change in recommendation by the SeaChange board of directors) in response to a superior proposal or an intervening event if the board of directors determines in good faith, after consultation with its outside financial advisors and outside legal counsel, that the failure to take such action would be inconsistent with the exercise of the directors’ fiduciary duties under applicable law.

Immediately prior to the execution of the Merger Agreement, SeaChange entered into an amendment (the “Amendment”) to the Tax Benefits Preservation Plan, dated as of March 4, 2019 (the “Rights Agreement”), by and between the SeaChange and Computershare Inc., as rights agent. Pursuant to the Amendment, in connection with the Merger Agreement, Triller and its affiliates and associates will not be deemed an “Acquiring Person” under the Rights Agreement.

We recorded $1.5 million of transaction costs in fiscal 2022, which are included in the consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2022. We are still assessing the business combination accounting for the Merger.

Summary of Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements for the fiscal years ended January 31, 2022 and 2021.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Fiscal Years Ended January 31,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
License and subscription	$10,843	$5,135	$5,708	111.2%
Hardware	2,178	1,473	705	47.9%
Total product revenue	13,021	6,608	6,413	97.0%
Service revenue:
Maintenance and support	12,249	13,657	(1,408)	(10.3%)
Professional services and other	2,040	1,734	306	17.6%
Total service revenue	14,289	15,391	(1,102)	(7.2%)
Total revenue	27,310	21,999	5,311	24.1%
Cost of product revenue	3,876	3,556	320	9.0%
Cost of service revenue	7,083	8,513	(1,430)	(16.8%)
Total cost of revenue	10,959	12,069	(1,110)	(9.2%)
Gross profit	$16,351	$9,930	$6,421	64.7%
Gross product profit margin	70.2%	46.2%		24.0%
Gross service profit margin	50.4%	44.7%		5.7%
Gross profit margin	59.9%	45.1%		14.7%

International revenue accounted for 43% and 69% of total revenue in fiscal 2022 and fiscal 2021, respectively. The decrease in international sales as a percentage of total revenue in fiscal 2022 as compared to fiscal 2021 is primarily attributable to a $5.0 million increase in perpetual license sales to U.S. customers as compared to international customers, for which we had a $0.1 million decrease in perpetual license sales. Additionally, in fiscal 2022, we had a $1.8 million decrease in revenue related to our largest international customer and its affiliates as their maintenance and support and professional services needs were reduced.

Product Revenue

Product revenue increased by $6.4 million in fiscal 2022 as compared to fiscal 2021 primarily due to an increase in the sale of perpetual licenses and the delivery of third-party products and hardware as customers have resumed or initiated new technology investments and deployments that were postponed or abandoned due to the COVID-19 pandemic.

Service Revenue

Service revenue decreased by $1.1 million in fiscal 2022 as compared to fiscal 2021 primarily due to a decrease in maintenance and support for licenses previously sold to one significant customer.

Gross Profit and Margin

Cost of revenue consisted primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead, testing and implementation, and ongoing maintenance of complete systems.

Our gross profit margin increased by approximately 15% in fiscal 2022 as compared to fiscal 2021 primarily due to an increase in higher margin perpetual license revenue while associated costs remained relatively consistent, coupled with a decrease in cost of service revenue as a result of the reduction in headcount and overhead in relation to our cost-saving efforts. Product profit margin increased by 24% in fiscal 2022 as compared to fiscal 2021 also primarily due to higher margin perpetual license revenue while associated costs remained relatively consistent. Service profit margin increased by 6% in fiscal 2022 as compared to fiscal 2021 primarily due to a reduction in headcount and overhead expenses in relation to our cost-saving efforts.

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

	For the Fiscal Years Ended January 31,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Research and development expenses	$8,910	$13,808	$(4,898)	(35.5%)
% of total revenue	32.6%	62.8%

Research and development expenses decreased by $4.9 million in fiscal 2022 as compared to fiscal 2021 primarily due to a $1.1 million decrease in salaries and compensation costs associated with our reduction in headcount, a $3.1 million decrease in contract labor, a $0.4 million decrease in stock-based compensation expense, a $0.2 million decrease in allocated overhead and facility expenses, and reductions in other research and development expenditures in relation to our restructuring and cost-saving efforts.

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

	For the Fiscal Years Ended January 31,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$5,862	$6,420	$(558)	(8.7%)
% of total revenue	21.5%	29.2%

Selling and marketing expenses decreased by $0.6 million in fiscal 2022 as compared to fiscal 2021 primarily due to a decrease in allocated overhead and facility expenses, a decrease in tradeshow and travel expenses, and reductions in other selling and marketing expenditures in relation to our restructuring and cost-saving efforts.

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

	For the Fiscal Years Ended January 31,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$8,779	$9,746	$(967)	(9.9%)
% of total revenue	32.1%	44.3%

General and administrative expenses decreased by $1.0 million in fiscal 2022 as compared to fiscal 2021 primarily due to a $1.2 million decrease in salaries and compensation costs associated with our reduction in headcount, a $0.4 million decrease in outside professional services, a $0.4 million decrease in allocated overhead and facility expenses, and reductions in other general expenditures in relation to our cost-saving efforts partially offset by a $0.8 million increase in Board affiliated stock-based compensation and a $0.3 million increase in corporate insurance premiums.

Severance and Restructuring Costs

Severance consists of employee-related termination benefits and other severance costs not related to a restructuring plan. Restructuring consists of employee-related termination benefits and facility closure costs.

	For the Fiscal Years Ended January 31,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$717	$1,477	$(760)	(51.5%)
% of total revenue	2.6%	6.7%

Severance and restructuring costs decreased by $0.8 million in fiscal 2022 as compared to fiscal 2021. Severance and restructuring costs in fiscal 2022 consisted primarily of Board and employee-related termination benefits as well as a $0.1 million loss on lease termination and a $0.1 million loss on disposal of fixed assets in relation to the Termination Agreement, for which we expect annualized cost savings of $0.6 million over the next four years. Severance and restructuring costs in fiscal 2021 consisted primarily of employee-related termination benefits associated with our reduction in headcount in fiscal 2021, which resulted in approximately $7.6 million of annualized cost savings.

Transaction Costs

Transaction costs to effect the Merger totaled $1.5 million in fiscal 2022 and included third-party direct costs such as legal, accounting, and other professional fees. Transaction costs were expensed as incurred and accounted for separately from the Merger consideration.

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

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Fiscal Years Ended January 31,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Interest income, net	$258	$454	$(196)	(43.2%)
Foreign exchange loss, net	(896)	(793)	(103)	13.0%
Miscellaneous income, net	159	159	—	0.0%
	$(479)	$(180)	$(299)

Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Income Tax Provision

We recorded an income tax benefit of less than $0.1 million and an income tax expense of $0.1 million in fiscal 2022 and 2021, respectively. Our tax expense was largely driven by foreign withholding taxes. Our effective tax rate in fiscal 2022 and in future periods may fluctuate, as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles, or interpretations thereof.

Use of Non-U.S. GAAP Financial Measures

We define non-GAAP loss from operations as GAAP net loss adjusted for stock-based compensation expenses, amortization of intangible assets, severance and restructuring costs, acquisition-related costs, other expense, net, gain on extinguishment of debt, and our income tax (benefit) provision. We discuss non-GAAP loss from operations in our quarterly earnings releases and certain other communications, as we believe non-GAAP loss from operations is an important measure that is not calculated according to GAAP. We use non-GAAP loss from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP loss from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our GAAP net loss, the most directly comparable GAAP financial measure, to our non-GAAP loss from operations for the fiscal years ended January 31, 2022 and 2021:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
GAAP net loss	$(7,430)	$(21,759)
Other expense, net	479	180
Gain on extinguishment of debt	(2,440)	—
Income tax (benefit) provision	(15)	58
GAAP loss from operations	$(9,406)	$(21,521)
Amortization of intangible assets	1,226	1,210
Stock-based compensation	1,690	1,247
Severance and restructuring costs	717	1,477
Transaction costs	1,489	—
Non-GAAP loss from operations	$(4,284)	$(17,587)

Non-GAAP loss from operations, basic per share	$(0.09)	$(0.47)
Non-GAAP loss from operations, diluted per share	$(0.09)	$(0.47)
Weighted average common shares outstanding, basic per share	47,030	37,471
Weighted average common shares outstanding, diluted per share	47,030	37,471

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(4,747)	$(9,355)
Net cash (used in) provided by investing activities	(394)	4,027
Net cash provided by financing activities	17,623	2,470
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(710)	(355)
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,772	$(3,213)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents and restricted cash totaled $17.9 million at January 31, 2022.

We have initiated restructuring efforts to improve operations and optimize our cost structure. In fiscal 2021, we reduced our headcount across all departments in response to the onset of the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized savings. Additionally, in the second quarter of fiscal 2021, we transferred our technical support services to our Poland location in an effort to further reduce cost.

In the first quarter of fiscal 2022, we entered into the Termination Agreement with respect to our former headquarters in Waltham, Massachusetts. In connection with the Termination Agreement, the Company paid the sublandlord a termination payment of approximately $0.4 million against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next four years. Additionally, in the first quarter of fiscal 2022, we issued and sold 10,323,484 shares of common stock at a public offering price of $1.85 per share. The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

In the second quarter of fiscal 2022, we were granted full forgiveness of the Note we entered into with the Lender in May 2020 pursuant to the PPP under the CARES Act administered by the SBA. The aggregate principal amount of $2.4 million and interest accrued at a fixed rate of one percent (1%) per annum were fully forgiven is included in the consolidated statements of operations and comprehensive loss as a gain on extinguishment of debt.

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

Net cash used in operating activities

Net cash used in operating activities was $4.7 million in fiscal 2022 and was primarily the result of our (i) $7.4 million net loss, (ii) operating activity non-cash adjustments of $1.2 million, including $1.4 million of depreciation and amortization expense, a $2.4 million non-cash gain on extinguishment of debt related to the fully forgiven Note, $1.7 million of stock-based compensation expense, and $0.9 million of realized and unrealized foreign currency transaction losses, and (iii) net cash inflows of $1.5 million provided by changes in our operating assets and liabilities, including a $2.8 million increase in accounts receivable attributable to up-front perpetual license invoicing, a $2.4 million decrease in unbilled receivables attributable to the passage of time on installment invoicing of perpetual licenses previously sold for which we recognized revenue at the time of delivery, a $2.2 million decrease in prepaid expenses and other current assets and other assets primarily attributable to a decrease in prepaid taxes, a $1.2 million increase in accounts payable attributable to the timing of vendor payments, a $0.2 million decrease in accrued expenses and other liabilities attributable to a reduction in expenditures in relation to our cost-saving efforts, and a $1.3 million decrease in deferred revenue attributable to a decline in up-front maintenance invoicing for which we recognize revenue over a period of time.

Net cash used in operating activities was $9.4 million in fiscal 2021 and was primarily the result of our (i) $21.8 million net loss, (ii) operating activity non-cash adjustments of $3.5 million, including $1.7 million of depreciation and amortization expense, $1.2 million of stock-based compensation expense, and $0.8 million of realized and unrealized foreign currency transaction losses, and (iii) net cash inflows of $8.9 million provided by changes in our operating assets and liabilities, including a $6.4 million decrease in accounts receivable attributable to a decline in sales driven by the COVID-19 pandemic, an $8.0 million decrease in unbilled receivables attributable to the installment invoicing of perpetual licenses previously sold for which we recognized revenue at the time of delivery, a $1.2 million decrease in prepaid expenses and other current assets and other assets attributable to a decrease in capitalized commissions due to the decline in sales driven by the COVID-19 pandemic, a $2.2 million decrease in accounts payable attributable to the timing of vendor payments, a $3.5 million decrease in accrued expenses and other liabilities attributable to incentive compensation payments made in relation to the previous fiscal year, and a $0.9 million decrease in deferred revenue attributable to a decline in up-front maintenance invoicing for which we recognize revenue over a period of time.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0.4 million in fiscal 2022 due to $0.6 million in purchases of property and equipment offset by $0.3 million in proceeds from the sales and maturities of marketable securities. Net cash provided by investing activities was $4.0 million in fiscal 2021 due to $4.4 million in proceeds from the sales and maturities of marketable securities offset by $0.3 million in purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $17.6 million and $2.5 million in fiscal 2022 and 2021, respectively.  Net cash provided by financing activities in fiscal 2022 was attributable to $17.5 million in proceeds from the issuance of common stock, net of issuance costs and $0.2 million in proceeds from stock option exercises. Net cash provided by financing activities in fiscal 2021 was attributable to $2.4 million in proceeds from the PPP Note and $0.1 million in proceeds from stock option exercises and our employee stock purchase plan partially offset by $0.1 million in repurchases of common stock.

Impact of COVID-19 Pandemic

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In the first quarter of fiscal 2021, concerns related to the spread of COVID-19 created global business disruptions as well as disruptions in our operations and created potential negative impacts on our revenues and other financial results. The extent to which COVID-19 will impact our financial condition or results of operations is currently uncertain and depends on factors including the impact on our customers, partners, and vendors and on the operation of the global markets in general. Due to our business model, the effect of COVID-19 on our results of operations may also not be fully reflected for some time.

We continue to conduct business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alterations to their normal business operations, and in general, the markets are experiencing a significant level of uncertainty at the current time. Virtualization of our team’s sales activities could foreclose future business opportunities, particularly as our customers limit spending, which could negatively impact the willingness of our customers to enter into or renew contracts with us.  The pandemic has impacted our ability to complete certain implementations, negatively impacting our ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. We continue to realize our on-going cost optimization efforts in response to the impact of the pandemic. We may take further actions that alter our business operations as the situation evolves. As a result, the ultimate impact of the on-going COVID-19 pandemic and the effects of the operational alterations we have made in response on our business, financial condition, liquidity, and financial results cannot be predicted at this time.

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

The Rights expired at the close of business on March 4, 2022.

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

The significant accounting policies and methods used in the preparation of our consolidated financial statements are described in Note 2, “Significant Accounting Policies,” to our consolidated financial statements set forth in Part II, Item 8, of this Form 10-K. We believe our critical accounting policies for revenue recognition and goodwill and other intangible assets use the most significant estimates, judgments, and assumptions in the preparation of our consolidated financial statements.

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

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of Accounting Standards Codification (“ASC”) 606-10-32-33. If the SSP is not observable through past transactions, we estimate the SSP, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. We sell software either in a bundle (historically called Framework) or as part of “a la carte” contracts with multiple performance obligations with separate pricing for the software, services, and hardware. When we sell a bundled license, our software products and services, including updates, are sold for one fixed price and we recognize the portion of the transaction price allocated to the software license on a residual basis, as the bundle has at least one performance obligation for which the SSP is observable: hardware and/or support services. We note that both hardware and support services have observable standalone pricing. When our software is sold on an “a la carte” basis, revenue is allocated to the software performance obligation using the residual method, as we have observable SSP for the associated support services that are sold with the software license based on historical observable data of selling support contracts on a standalone basis. We may also license our software as a SaaS type license, whereby our customer only has a right to access the software over a specified time period and the service includes technical support and unspecified upgrades and bug fixes. We recognize the full value of the SaaS contract ratably over the contractual term of the SaaS license, as we cannot bifurcate the separate elements on a standalone basis and the elements have never been sold separately in a SaaS arrangement.

Our services revenue is comprised of software license implementation, engineering, training and reimbursable expenses. Services are sold on both a standalone basis and as part of our customer contracts with multiple performance obligations. For implementation, engineering and training services, revenue is recognized on an input method as hours are incurred and services are provided compared to total estimated hours. We estimate the SSP for fixed price services based on estimated hours adjusted for historical experience using the time and material rates charged in standalone service arrangements. When sold on a time and materials basis, SSP for services is determined by observable prices in standalone service arrangements. Certain engineering services sold with support contracts are not distinct in the context of the contract and those services are bundled with other distinct services to form a single stand ready performance obligation, which is recognized ratably over the relevant service period.

We have utilized the cost-plus margin method to determine the SSP for our Framework software support services offerings and hardware sales. When support services are sold on an “a la carte” basis with our software offerings, we typically determine the SSP of these support services based on this pricing relationship and observable data from standalone sales of support contracts. The expected cost-plus margin for hardware is based on the cost of the hardware from third parties, plus a reasonable markup that we believe is reflective of a market-based reseller margin. When observable standalone pricing for support service offerings are not readily available, we then revert to the cost-plus margin method to determine the SSP for the support services.

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

The Company performed a goodwill impairment test as of August 1, 2021 using a quantitative approach. The Company considered macroeconomics, industry-specific and Company specific factors, and estimates and assumptions in its analysis. The Company estimated the fair value of its reporting unit using the income (otherwise known as the discounted cash flows model) and market approaches and determined there was no impairment as the fair value exceeded the carrying value

Intangible assets are recorded at their estimated fair values at the date of acquisition. We amortize acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SeaChange International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc. (the “Company”) as of January 31, 2022 and 2021 the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the two years in the period ended January 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

The Company derives revenue from sales of software licenses and associated third party hardware, software, and support services, as well as professional services and support fees related to software licenses, as further described in Note 2 to the financial statements. Frequently, the customer arrangements provide software licenses combined with third party hardware, software, and support services, as well as professional services and support and therefore include multiple performance obligations under Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The identification of performance obligations in the arrangement, requires a detailed analysis of the contractual terms. In addition, the allocation of the transaction price to each performance obligation within an arrangement requires the application of management judgment. Given the accounting complexity and the management judgment necessary to allocate the transaction price to the performance obligations in arrangements with multiple performance obligations, auditing the allocation of transaction price amongst the various performance obligations for such arrangements required a high degree of auditor judgment and an increased extent of effort.

Our audit procedures related to the allocation of the transaction price, from arrangements with multiple performance obligations, included the following, among others:

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

4.	we selected a sample of revenue arrangements, including those arrangements that we considered individually significant, and performed the following related to the allocation of the transaction price:
a.	we obtained the contracts and evaluated whether the contracts properly documented the terms of the arrangements in accordance with the Company’s policies;
b.

we compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers;

c.	we tested management’s identification and completeness of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated;
d.	we evaluated whether the methodology to allocate the transaction price to the individual performance obligations was appropriate and correctly applied;
e.	we tested the allocation of the transaction price to each distinct performance obligation by comparing the relative standalone selling prices to the selling prices of similar goods or services;
f.	we evaluated whether the transaction price allocated to each performance obligation was appropriate and recognized in the correct accounting period; and
g.	we obtained evidence of satisfaction of the performance obligations of the arrangement to the customer.

/s/ Marcum llp

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania
April 8, 2022

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per data)

	January 31,	January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$17,528	$5,856
Marketable securities	—	252
Accounts receivable, net of allowance for doubtful accounts of $500 and $934 at January 31, 2022 and January 31, 2021, respectively	8,819	6,050
Unbilled receivables	9,160	9,359
Prepaid expenses and other current assets	2,310	4,372
Total current assets	37,817	25,889
Property and equipment, net	902	605
Operating lease right-of-use assets	2,031	4,968
Intangible assets, net	—	1,272
Goodwill	9,882	10,577
Unbilled receivables	3,952	6,340
Other assets	612	757
Total assets	$55,196	$50,408
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,960	$1,825
Accrued expenses	4,217	4,277
Deferred revenue	3,947	4,737
Promissory note	—	1,340
Total current liabilities	11,124	12,179
Deferred revenue	77	657
Operating lease liabilities	1,361	4,070
Taxes payable	110	763
Promissory note	—	1,073
Other liabilities	—	125
Total liabilities	12,672	18,867
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 49,347,604 shares issued and 49,175,684 shares outstanding at January 31, 2022; 37,811,224 shares issued and 37,639,304 shares outstanding at January 31, 2021	493	378
Additional paid-in capital	265,644	246,446
Treasury stock, at cost; 171,920 shares at January 31, 2022 and January 31, 2021	(227)	(227)
Accumulated other comprehensive loss	(973)	(73)
Accumulated deficit	(222,413)	(214,983)
Total stockholders' equity	42,524	31,541
Total liabilities and stockholders' equity	$55,196	$50,408

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Fiscal Year Ended January 31,
	2022	2021
Revenue:
Product	$13,021	$6,608
Service	14,289	15,391
Total revenue	27,310	21,999
Cost of revenue:
Product	3,876	3,556
Service	7,083	8,513
Total cost of revenue	10,959	12,069
Gross profit	16,351	9,930
Operating expenses:
Research and development	8,910	13,808
Selling and marketing	5,862	6,420
General and administrative	8,779	9,746
Severance and restructuring costs	717	1,477
Transaction costs	1,489	—
Total operating expenses	25,757	31,451
Loss from operations	(9,406)	(21,521)
Other expense, net	(479)	(180)
Gain on extinguishment of debt	2,440	—
Loss before income taxes	(7,445)	(21,701)
Income tax (benefit) provision	(15)	58
Net loss	$(7,430)	$(21,759)
Net loss per share, basic	$(0.16)	$(0.58)
Net loss per share, diluted	$(0.16)	$(0.58)
Weighted average common shares outstanding, basic	47,030	37,471
Weighted average common shares outstanding, diluted	47,030	37,471
Comprehensive loss:
Net loss	$(7,430)	$(21,759)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(901)	2,114
Unrealized gains (losses) on marketable securities	1	(50)
Total other comprehensive (loss) income	(900)	2,064
Comprehensive loss	$(8,330)	$(19,695)

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Year Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,430)	$(21,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,429	1,667
Loss on disposal of fixed assets	78	7
Gain on write-off of operating lease right-of-use assets and liabilities related to termination	(328)	—
Gain on extinguishment of debt	(2,440)	—
Recovery of bad debts	(156)	(208)
Stock-based compensation expense	1,690	1,247
Realized and unrealized foreign currency transaction loss	896	793
Other	1	(40)
Changes in operating assets and liabilities:
Accounts receivable	(2,830)	6,420
Unbilled receivables	2,412	7,967
Prepaid expenses and other current assets and other assets	2,213	1,196
Accounts payable	1,215	(2,233)
Accrued expenses and other liabilities	(226)	(3,492)
Deferred revenue	(1,271)	(920)
Net cash used in operating activities	(4,747)	(9,355)
Cash flows from investing activities:
Purchases of property and equipment	(646)	(328)
Proceeds from sales and maturities of marketable securities	252	4,355
Net cash (used in) provided by investing activities	(394)	4,027
Cash flows from financing activities:
Proceeds from stock option exercises	161	119
Proceeds from employee stock purchase plan	—	18
Proceeds from issuance of common stock, net of issuance costs	17,462	—
Repurchases of common stock	—	(80)
Proceeds from the Paycheck Protection Program	—	2,413
Net cash provided by financing activities	17,623	2,470
Effect of exchange rate on cash, cash equivalents and restricted cash	(710)	(355)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,772	(3,213)
Cash, cash equivalents and restricted cash at beginning of period	6,084	9,297
Cash, cash equivalents and restricted cash at end of period	$17,856	$6,084
Supplemental disclosure of cash flow information
Income tax (refunds) payments, net	$(1,183)	$327
Non-cash activities:
Right-of-use assets obtained in exchange for lease obligations	$—	$987
Purchases of property and equipment included in accounts payable	$516	$—

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2020	37,303,952	$373	$245,067	$(147)	$(2,137)	$(193,224)	$49,932
Issuance of common stock pursuant to vesting of restricted stock units	462,300	5	(5)	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	5,702	—	18	—	—	—	18
Issuance of common stock pursuant to exercise of stock options	39,270	—	119	—	—	—	119
Stock-based compensation expense	—	—	1,247	—	—	—	1,247
Repurchases of common stock	—	—	—	(80)	—	—	(80)
Unrealized losses on marketable securities	—	—	—	—	(50)	—	(50)
Foreign currency translation adjustment	—	—	—	—	2,114	—	2,114
Net loss	—	—	—	—	—	(21,759)	(21,759)
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541
Issuance of common stock pursuant to vesting of restricted stock units	1,100,691	11	(11)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	112,205	1	160	—	—	—	161
Issuance of common stock, net of issuance costs	10,323,484	103	17,359	—	—	—	17,462
Stock-based compensation expense	—	—	1,690	—	—	—	1,690
Unrealized gains on marketable securities	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	(901)	—	(901)
Net loss	—	—	—	—	—	(7,430)	(7,430)
Balances at January 31, 2022	49,347,604	$493	$265,644	$(227)	$(973)	$(222,413)	$42,524

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

SeaChange International, Inc. (“SeaChange,” or the “Company”), was incorporated under the laws of the state of Delaware on July 9, 1993. SeaChange is an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions. The Company’s software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand.

As of January 31, 2022, the Company’s principal executive office was located in Boston, Massachusetts and had wholly-owned subsidiaries in the following countries: Canada, Denmark, Germany, India, Ireland, Netherlands, Philippines, Poland, Singapore, Turkey, and the United Kingdom.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The Company consolidates the financial statements of its wholly-owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

Liquidity

In the first half of fiscal 2021, the Company reduced its headcount across all departments in response to the ongoing COVID-19 pandemic and, in the second quarter of fiscal 2021, transferred its technical support services to its Poland location in an effort to further reduce cost.

In the first quarter of fiscal 2022, the Company entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the office sublease to its former headquarters in Waltham, Massachusetts, effective March 21, 2021. Additionally, in the first quarter of fiscal 2022, the Company issued and sold 10,323,484 shares of common stock, $0.01 par value per share (“common stock”), at a public offering price of $1.85 per share (the “Offering”). The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million. In addition to the Offering, the Company also granted the underwriters a 45-day option to purchase up to an additional 1,548,522 shares of common stock at a purchase price of $1.85 per share, less underwriting discounts and commissions (the “Underwriter Option”). The Underwriter Option was not exercised and has expired.

In the second quarter of fiscal 2022, the Company was granted full forgiveness of the promissory note (the “Note”) it entered into with Silicon Valley Bank in May 2020 pursuant to the Paycheck Protection Program under the Coronavirus Aid and Economic Security Act administered by the U.S. Small Business Administration (“SBA”). The aggregate principal amount of $2,412,890 and interest accrued of $27,145 at a fixed rate of one percent (1%) per annum, was fully forgiven by the SBA on June 15, 2021 and is included in the consolidated statements of operations and comprehensive loss as a gain on extinguishment of debt.

The Company believes that existing cash and cash equivalents and cash expected to be provided by future operating results will be adequate to satisfy its working capital, capital expenditure requirements and other contractual obligations for at least 12 months from the date of this filing.

If the Company’s expectations are incorrect, it may need to raise additional funds to fund its operations or take advantage of unanticipated strategic opportunities in order to strengthen its financial position. In the future, the Company may enter into other arrangements for potential investments in, or acquisitions of, complementary businesses, services or technologies, which could require it to seek additional equity or debt financing. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of market opportunities, to develop new products or to otherwise respond to competitive pressures.

Impact of COVID-19 Pandemic

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In the first quarter of fiscal 2021, concerns related to the spread of COVID-19 created global business disruptions as well as disruptions in the Company’s operations and created potential negative impacts on its revenues and other financial results.  The extent and the magnitude to which COVID-19 will continue to impact the Company’s financial condition or results of operations is currently uncertain and depends on factors including the impact on SeaChange’s customers, partners, and vendors and on the operation of the global markets in general. Due to the Company’s business model, the effect of COVID-19 on its results of operations may also not be fully reflected for some time.

The Company continues to conduct business with substantial modifications to employee travel, employee work locations, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The Company has observed other companies and governments making similar alterations to their normal business operations, and in general, the markets are experiencing a significant level of uncertainty at the current time. Virtualization of the SeaChange team’s sales activities could foreclose future business opportunities, particularly as its customers limit spending, which could negatively impact the willingness of the Company’s customers to enter into or renew contracts. The pandemic has impacted the Company’s ability to complete certain implementations, negatively impacting its ability to recognize revenue, and could also negatively impact the payment of accounts receivable and collections. SeaChange continues to realize its on-going cost optimization efforts in response to the impact of the pandemic. The Company may take further actions that alter its business operations as the situation evolves. As a result, the ultimate impact of the ongoing COVID-19 pandemic and the effects of the operational alterations the Company has made in response on its business, financial condition, liquidity, and financial results cannot be predicted at this time

Merger Agreement

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller will be merged with and into SeaChange, and the separate existence of Triller shall cease, with SeaChange continuing as the surviving corporation (the “Merger”). Upon the closing of the Merger, the name of the combined company (the “Post-Merger Company”) will be changed to “TrillerVerz Corp.”.

Pursuant and subject to the terms and conditions of the Merger Agreement, in addition to other contemplated transactions, (i) the parties anticipate that Triller will conduct an offering of convertible notes prior to the closing in an amount in excess of $100 million (the “Triller Convertible Notes”), and (ii) the charter of the Post-Merger Company will provide for two classes of common stock, consisting of Class A common stock (“Buyer Class A Common Stock”) and Class B common stock (“Buyer Class B Common Stock”), which Buyer Class B Common Ctock is anticipated to provide for super-voting rights to provide its holders 76% or more of the total voting rights.

The stockholders of SeaChange will have the right to elect to receive either (i) their pro rata portion of $25 million cash consideration along with their pro rata portion of an aggregate $75 million in principal of notes (the “Notes Consideration”) to be issued by the Post-Merger Company to the holders of common stock (such cash and notes consideration, the “Cash/Notes Consideration”) or (ii) a number of shares of Buyer Class A Common Stock (the “Stock Consideration”), in an amount equal to that which such holder would have received if such SeaChange stockholder had purchased the Triller Convertible Notes in an aggregate amount equal to its pro rata portion of the Cash/Notes Consideration and then converted such Triller Convertible Notes at the conversion price at which such Triller Convertible Notes were issued and then participated pro-rata along with the Triller holders in the proposed Merger. Assuming that (i) all holders of SeaChange common stock elect the Stock Consideration and (ii) that Triller issues $250 million of Triller Convertible Notes which convert in connection with the proposed Merger at an agreed discount of 20% to an assumed $5 billion Triller valuation, the stockholders of SeaChange would own approximately 2.3% of the Post-Merger Company and the holders of Triller would hold approximately 97.7% of the Post-Merger Company. If all stockholders of SeaChange elected to receive the Cash/Notes Consideration, such stockholders would have no equity interest in the Post-Merger Company, and the Triller holders would collectively own 100% of the Post-Merger Company. For SeaChange stockholders that elect the Cash/Notes Consideration, each would receive their pro rata portion of such Cash/Notes Consideration which would then also reduce the resulting SeaChange stockholders’ ownership percentages by taking into account the payment of the Cash/Notes Consideration and related reduction in the Stock Consideration. The notes (the “Merger Consideration Notes”) to be issued to SeaChange stockholders who elect the Cash/Notes Consideration are payable on the one-year anniversary of issuance, bear interest at a rate of 5% per annum and will be automatically converted into Buyer Class A Common Stock at such time as the market capitalization of the Post-Merger Company equals or exceeds $6 billion for ten consecutive trading days. The holders of the Merger Consideration Notes will have the option to convert into Buyer Class A Common Stock if the Post-Merger Company exercises its optional redemption right, which it may do at any time, in whole or in part, on the same terms set forth above. The holders of the Merger Consideration Notes will have recourse against the Post-Merger Company and its assets only to the extent of the Post-Merger Company’s interest in certain of its subsidiaries (who will also provide guarantees of the Merger Consideration Notes). The existing subsidiaries of SeaChange prior to the proposed Merger are also anticipated to provide a first lien security interest on their assets securing the Merger Consideration Notes. The Merger Consideration Notes will have limited covenants.

No fractional shares of Buyer Class A Common Stock and Buyer Class B Common Stock will be issued in the Merger, and holders of shares of common stock will receive cash in lieu of any such fractional shares. SeaChange stock options and other equity awards will generally, upon completion of the Merger, be converted into Buyer Class A Common Stock.

The Merger Agreement provides that, upon the closing of the Merger, the board of directors of the Post-Merger Company will be composed of seven members, with all members to be designated by Triller. Upon completion of the Merger, all executive officers of the Post-Merger Company will be appointed by Triller, in each case to serve in such positions until successors are duly elected or appointed.

The respective boards of directors of SeaChange and Triller have approved the Merger Agreement, and have agreed to recommend that SeaChange’s stockholders and Triller’s unitholders, respectively, adopt the Merger Agreement.

Consummation of the Merger is subject to customary closing conditions, including approvals by SeaChange’s stockholders and Triller’s unitholders, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of certain filings with the Securities and Exchange Commission (the “SEC”), the Buyer Class A Common Stock to be issued in the Merger being approved for listing on Nasdaq and SeaChange and Triller having specified levels of working capital.

Neither SeaChange nor Triller is permitted to solicit, initiate or knowingly encourage or induce any alternative transaction proposals from third parties or to engage in discussions or negotiations with third parties regarding any alternative transaction proposals. Notwithstanding this limitation, prior to a party’s stockholders or unitholders, as applicable, approving the transactions, including the Merger, such party may under certain circumstances provide information to and participate in discussions or negotiations with third parties with respect to an unsolicited alternative transaction proposal that its board of directors has determined in good faith, after consultation with its outside financial advisors and outside legal counsel, is or could reasonably be expected to lead to a superior proposal. SeaChange’s board of directors may change its recommendation to its stockholders (subject to Triller’s right to terminate the Merger Agreement following such change in recommendation by the SeaChange board of directors) in response to a superior proposal or an intervening event if the board of directors determines in good faith, after consultation with its outside financial advisors and outside legal counsel, that the failure to take such action would be inconsistent with the exercise of the directors’ fiduciary duties under applicable law.

The Merger Agreement contains certain termination rights for both SeaChange and Triller. Upon termination of the Merger Agreement, under certain specified circumstances, (i) SeaChange may be required to pay a termination fee of $4 million to Triller, (ii) Triller may be required to pay a termination fee of $4 million to SeaChange, (iii) SeaChange may be required to reimburse Triller for expenses of up to between $0.75 million and $1.5 million and (iv) Triller may be required to reimburse SeaChange for expenses of up to $0.75 million.

Immediately prior to the execution of the Merger Agreement, SeaChange entered into an amendment (the “Amendment”) to the Tax Benefits Preservation Plan, dated as of March 4, 2019 (the “Rights Agreement”), by and between the SeaChange and Computershare Inc., as rights agent. Pursuant to the Amendment, in connection with the Merger Agreement, Triller and its affiliates and associates will not be deemed an “Acquiring Person” under the Rights Agreement.

The Company recorded $1.5 million of transaction costs in fiscal 2022, which are included in the consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2022. The Company is still determining the acquirer for accounting purposes.

2.	Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, management’s going concern assessment, accounting for income taxes, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds, government sponsored enterprise obligations, treasury bills, commercial paper and other money market securities with remaining maturities at the date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral in relation to obligations set forth by the Company’s Poland facility landlord.

The following tables provides a summary of (i) cash and cash equivalents and (ii) and restricted cash as of January 31, 2022 and 2021:

	As of January 31,
	2022	2021
	(Amounts in thousands)
Cash and cash equivalents	$17,528	$5,856
Restricted cash	328	228
Total cash, cash equivalents and restricted cash	$17,856	$6,084

Restricted cash is included as a component of other assets in the consolidated balance sheets.

Marketable Securities

The Company’s investments, consisting of debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other expense, net in the consolidated statements of operations and comprehensive loss.

The Company evaluates its investments with unrealized losses for other-than-temporary impairment. When assessing investments for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

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

The Company’s cash equivalents and marketable securities are carried at fair value determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts and other receivables, unbilled receivables, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Concentration of Credit Risk and of Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk include cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has cash investment policies which, among other things, limit investments to investment-grade securities. The Company restricts its cash equivalents and marketable securities to repurchase agreements with major banks and United States (“U.S.”) government and corporate securities which are subject to minimal credit and market risk. The Company performs ongoing credit evaluations of its customers.

The Company sells its software products and services worldwide primarily to service providers, consisting of operators, telecommunications companies, satellite operators and broadcasters. One customer accounted for 11% of total revenue in fiscal 2022. One customer accounted for more than 22% of total revenue in fiscal 2021. Two customers each accounted for 10% of the combined accounts receivable, net and unbilled receivables as of January 31, 2022. One customers accounted for 10% of the combined accounts receivable, net and unbilled receivables as of January 31, 2021.

Allowances for Doubtful Accounts

The Company evaluates its customers’ financial condition, requires advance payments from certain customers and maintains reserves for potential credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral. For some international customers, the Company may require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company monitors payments from customers and assess any collection issues. The Company maintains an allowance for specific doubtful accounts for estimated losses resulting from the inability of its customers to make required payments and record these allowances as a charge to general and administrative expenses in its consolidated statements of operations and comprehensive loss. The Company bases its general allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. The Company charges off trade accounts receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of trade receivables previously charged off are recorded when received.

Property and Equipment, Net

Property and equipment consists of computer equipment, software and demonstration equipment, office furniture and equipment, and leasehold improvements.

Property and equipment is recorded at cost less depreciation and amortization and is depreciated or amortized using the straight-line method over the estimated lives of the related assets. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred.  Estimated useful lives of assets are as follows:

Office furniture and equipment	5 years
Computer equipment, software and demonstration equipment	3 years
Leasehold improvements	Shorter of lease term or estimated useful life

Segment Information

The Company’s operations are organized into one reportable segment. Operating segments are defined as components of an enterprise evaluated regularly by the Company’s senior management in deciding how to allocate resources and assess performance. The Company’s reportable segment was determined based upon the nature of the products offered to customers, the market characteristics of each operating segment and the Company’s management structure.

Goodwill and Other Intangible Assets

The Company records goodwill when consideration paid in a business acquisition exceeds the value of the net assets acquired. The Company estimates of fair value are based upon assumptions believed to be reasonable at that time but such estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events or circumstances may occur, which may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the Company’s market value as a result of a significant decline in the Company’s stock price. There were no impairments in fiscal 2022 and fiscal 2021.

Intangible assets are recorded at their estimated fair values at the date of acquisition. The Company amortizes acquired intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

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

The Company assess the useful lives and possible impairment of existing recognized long-lived assets whenever events or changes in circumstances occur that indicate that it is more likely than not that an impairment has occurred. Factors considered important which could trigger a review include:

•	significant underperformance relative to historical or projected future operating results;
•	significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business;
•	identification of other impaired assets within a reporting unit;
•	significant negative industry or economic trends;
•	a significant decline in the Company’s stock price for a sustained period; and
•	a decline in the Company’s market capitalization relative to net book value.

Determining whether a triggering event has occurred involves significant judgment (see Note 5).

The Company tests intangible assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value.

Income Taxes

Income taxes comprise current and deferred income tax. Income taxes are recognized in the consolidated statements of operations and comprehensive loss except to the extent that it relates to items recognized directly within equity or in other comprehensive loss. Income taxes payable, which is included in accrued expenses in the Company’s consolidated balance sheets, is the expected taxes payable on the taxable income for the year, using tax rates enacted or substantially-enacted at the reporting date, and any adjustment to tax payable in respect of previous years.

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

The Company operates in multiple jurisdictions with complex tax policy and regulatory environments. In certain of these jurisdictions, the Company may take tax positions that management believes are supportable but are potentially subject to successful challenge by the applicable taxing authority. These interpretational differences with the respective governmental taxing authorities can be impacted by the local economic and fiscal environment. The Company evaluates its tax positions and establishes liabilities in accordance with the applicable accounting guidance on uncertainty in income taxes. The Company reviews these tax uncertainties in light of changing facts and circumstances, such as the progress of tax audits, and adjusts them accordingly.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax provision (benefit), in the Company’s consolidated statements of operations and comprehensive loss. The Company has made a policy election to treat the Global Intangible Low-Taxed Income tax as a period expense.

Because there are several estimates and assumptions inherent in calculating the various components of the Company’s tax provision, certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and the Company’s effective tax rate.

Restructuring

Restructuring charges consist of employee-related severance charges, remaining lease obligations and termination costs, and the disposal of related equipment. Restructuring charges represent the Company’s best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known (see Note 6).

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is the currency of the local country unless otherwise determined that the U.S. dollar would serve as a more appropriate functional currency given the economic operations of the foreign subsidiary. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the period-end exchange rates, and income and expense items are translated into U.S. dollars using average exchange rates in effect during each period. The effects of these foreign currency translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity.

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Foreign currency transaction gains and losses are included in the consolidated statements of operations and comprehensive loss as a component of other expense, net. The Company recorded foreign currency net transaction losses of $0.9 million and $0.8 million for fiscal 2022 and 2021, respectively.

Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss includes the Company’s net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only elements of other comprehensive loss are foreign currency translation adjustments and changes in unrealized gains on marketable securities.

Accumulated other comprehensive loss on the consolidated balance sheets as of January 31, 2022 and 2021 consists of foreign currency translation adjustments of ($0.9) million and ($0.1) million, respectively, and unrealized gains on marketable securities of less than $0.1 million as of both dates.

Revenue Recognition

Overview

The Company recognizes revenue following the guidance under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company’s revenue is derived from sales of software licenses and associated third party hardware and support services, as well as professional services and support fees related to the Company’s software licenses.

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

Allocate the transaction price to distinct performance obligations

The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer. The Company’s contracts typically contain multiple performance obligations, for which it accounts for individual performance obligations separately, if they are distinct.

Recognize revenue as the performance obligations are satisfied

The Company enters into contracts that include combinations of license, support and professional services, and third-party products, which are accounted for as separate performance obligations with differing revenue recognition patterns. Revenue is recognized when or as control of the promised goods or services is transferred to customers. The Company’s software licenses are primarily delivered on a perpetual basis, whereby the customer receives rights to use the software for an indefinite time period or a specified term and delivery and revenue recognition occurs at the point in time when the customer has the ability to download or access the software. The Company’s customers may also contract with it for a Software as a Service (“SaaS”) type license whereby the customer only has a right to access the software for a defined term. SaaS licenses are recognized ratably over the subscription period beginning on the date the license is made available to customers.

The Company’s services revenue is comprised of support services and professional services. Support services consist of software upgrades on a when-and-if available basis, telephone support, bug fixes or patches and general hardware maintenance support. Revenue related to support services is recognized ratably over the term of the contract. Professional services are recognized as the services are performed.

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

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Once the Company determines the performance obligations, it determines the transaction price, which includes estimating the amount of variable consideration to be included in the transaction price, if any. The Company then allocates the transaction price to each performance obligation in the contract based on the SSP. The corresponding revenue is recognized as the related performance obligations are satisfied.

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the SSP is estimated, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. The Company sells software either in a bundle (historically called Framework) or as part of “a la carte” contracts with multiple performance obligations with separate pricing for the software, services, and hardware. When the Company sells a bundled license, its software products and services, including updates, are sold for one fixed price and the Company recognizes the portion of the transaction price allocated to the software license on a residual basis, as the bundle has at least one performance obligation for which the SSP is observable: hardware and/or support services. The Company notes that both hardware and support services have observable standalone pricing. When software is sold on an “a la carte” basis, revenue is allocated to the software performance obligation using the residual method, as the Company has observable SSP for the associated support services that are sold with the software license based on historical observable data of selling support contracts on a standalone basis. The Company may also license its software as a SaaS type license, whereby the customer only has a right to access the software over a specified time period and the service includes technical support and unspecified upgrades and bug fixes. The Company recognizes the full value of the SaaS contract ratably over the contractual term of the SaaS license, as it cannot bifurcate the separate elements on a standalone basis and the elements have never been sold separately in a SaaS arrangement.

Services revenue is comprised of software license implementation, engineering, training and reimbursable expenses. Services are sold on both a standalone basis and as part of our customer contracts. The Company has concluded these services are typically distinct performance obligations. For implementation, engineering and training services, revenue is recognized on an input method as hours are incurred and services are provided compared to total estimated hours. The Company estimates the SSP for fixed price services based on estimated hours adjusted for historical experience using the time and materials rates charged in standalone service arrangements. When sold on a time and materials basis, SSP for services is determined by observable prices in standalone service arrangements. Certain engineering services sold with support contracts are not distinct in the context of the contract and those services are bundled with other distinct services to form a single stand ready performance obligation which is recognized ratably over the relevant service period.

The Company has utilized the cost-plus margin method to determine the SSP for Framework software support services offerings and hardware sales. When support services are sold on an “a la carte” basis with the Company’s software offerings, the Company typically determines the SSP of these support services based on this pricing relationship and observable data from standalone sales of support contracts. The expected cost-plus margin for hardware is based on the cost of the hardware from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin. When observable standalone pricing for support service offerings are not readily available, the Company then reverts to the cost-plus margin method to determine the SSP for the support services.

Some contracts have payment terms that differ from the timing of revenue recognition, which requires the Company to assess whether the transaction price for those contracts include a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. The Company estimates the significant financing component provided to its customers with extended payment terms by determining the present value of the future payments by applying an average standard industry discount rate that reflects the customer’s creditworthiness.

Payment terms with customers typically require payment 30 days from invoice date. Agreements with customers do not provide for any refunds for services or products and therefore no specific reserve for such is maintained. In the infrequent instances where customers raise a concern over delivered products or services, the Company has endeavored to remedy the concern and all costs related to such matters have been insignificant in all periods presented.

The Company occasionally enters into amendments to previously executed contracts that may constitute contract modifications. The amendments are assessed to determine if (1) the additional products and services are distinct from the product and services in the original arrangement; and (2) the amount of consideration expected for the added products and services reflects the SSP of those products and services. An amendment or contract modification meeting both criteria is accounted for as a separate contract. A contract modification not meeting both criteria is considered a change to the original contract and is accounted for on either a prospective basis as a termination of the existing contract and the creation of a new contract or a cumulative catch-up basis.

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

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under its sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. The Company determined that no impairment of these assets existed as of January 31, 2022 or 2021. The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $297 thousand as of January 31, 2022 compared to $553 thousand as of January 31, 2021. Current deferred capitalized commission costs are included in prepaid expense and other current assets in the Company’s consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in the Company’s consolidated balance sheets. Capitalized commissions expensed during the fiscal years ended January 31, 2022 and 2021 were $256 thousand and $71 thousand, respectively, and are included in the consolidated statement of operations and comprehensive loss.

Stock-Based Compensation

The Company measures stock options and other stock-based awards granted to employees and directors based on the grant date fair value. Compensation expense for most awards is recognized over the requisite service period, which is generally the vesting period of the respective award, and most forfeitures are recognized as incurred. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions and applies the graded-vesting method to all awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. The Company applies the graded-vesting method to awards with market conditions that include graded-vesting features.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. A contract is accounted for as a lease when the Company has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use operating lease asset and corresponding liability at the lease commencement date. The Company determines the classification and measurement of a modified lease at the date it is modified. The lease term includes only renewal options that are reasonably assured to exercise. The present value of lease payments is typically determined by using the Company’s estimated secured incremental borrowing rate for the associated lease term as interest rates implicit in the leases are not normally readily determinable. Management’s policy is to utilize the practical expedient to not record leases with an original term of twelve months or less on the Company’s consolidated balance sheets, and lease payments are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

The Company’s existing leases are for facilities only. No leases are with related parties. In addition to rent, office leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. As a practical expedient, the Company accounts for the non-lease components together with the lease components as a single lease component for all leases. Only the fixed costs for leases are accounted for as a single lease component and recognized as part of a right-of-use asset and liability.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of unrestricted common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted and deferred common stock units using the “treasury stock” method when the effect is not anti-dilutive. For periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes and removes certain exceptions and improves consistent application of accounting principles for certain areas in Topic 740. ASU 2019-12 was effective in the first quarter of fiscal 2022 and did not have an effect on the consolidated financial statements.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of fiscal 2024. The Company is currently evaluating if this guidance will have a material effect to its consolidated financial statements.

All other ASUs issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3.	Fair Value Measurements

The Company accounts for certain financial assets at fair value on a recurring basis. As of January 31, 2021, the Company had $46 thousand of cash equivalents and $252 thousand of marketable securities, which were both measured at fair value using level 1 inputs. There were no cash equivalents or marketable securities as of January 31, 2022. Cash equivalents include money market funds and U.S. treasury bills. There were no fair value measurements of the Company’s financial assets using level 2 or level 3 inputs as of January 31, 2022 or 2021.

Marketable securities by security type consisted of the following investments as of January 31, 2021:

	As of January 31, 2021
	Amortized Cost	Gross Unrealized Gains	Fair Value
	(Amounts in thousands)
U.S. Treasury Notes and bonds	$249	$3	$252
	$249	$3	$252

4.	Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	January 31, 2022	January 31, 2021
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$3,689	$9,765
Office furniture and equipment	263	306
Leasehold improvements	143	238
	4,095	10,309
Less: Accumulated depreciation and amortization	(3,193)	(9,704)
Total property and equipment, net	$902	$605

Depreciation expense was $0.2 million and $0.3 million for the fiscal years ended January 31, 2022 and 2021, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	As of
	January 31, 2022	January 31, 2021
	(Amounts in thousands)
Accrued employee compensation and benefits	$1,138	$742
Accrued professional fees	433	575
Sales tax and VAT payable	133	271
Current obligation - right of use operating leases	762	1,387
Accrued other	1,751	1,302
Total accrued expenses	$4,217	$4,277

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the difference between the purchase price and the estimated fair value of identifiable assets acquired and liabilities assumed. The Company performs impairment tests related to its goodwill on an annual basis or when certain triggering events or circumstances are identified that would more likely than not reduce the estimated fair value of the goodwill below its carrying amount.

The Company performed a goodwill impairment test as of August 1, 2021 using a quantitative approach. The Company considered macroeconomics, industry-specific and Company-specific factors, and estimates and assumptions in its analysis. The Company estimated the fair value of its reporting unit using the income and market approaches and determined there was no impairment as the fair value exceeded the carrying value.

The following table represents changes in goodwill:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2020	$9,775
Translation adjustment	802
Balance as of January 31, 2021	10,577
Translation adjustment	(695)
Balance as of January 31, 2022	$9,882

Intangible Assets, Net

Intangible assets, net, consisted of the following as of January 31, 2022 and 2021:

	As of January 31, 2022
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$(2,231)	$26	$—
Acquired existing technology	1,364	(1,383)	19	—
Total finite-lived intangible assets	$3,569	$(3,614)	$45	$—

	As of January 31, 2021
	Gross	Accumulated Amortization	Cumulative Translation Adjustment	Net
	(Amounts in thousands)
Finite-lived intangible assets:
Acquired customer contracts	$2,205	$(1,469)	$49	$785
Acquired existing technology	1,364	(910)	33	487
Total finite-lived intangible assets	$3,569	$(2,379)	$82	$1,272

The Company recognized amortization expense of intangible assets in the following operating expense categories:

	For the Fiscal Years Ending January 31,
	2022	2021
	(Amounts in thousands)
Selling and marketing	$757	$753
Research and development	469	457
	$1,226	$1,210

The Company’s finite-lived intangible assets were fully amortized as of January 31, 2022.
6.	Severance and Restructuring Costs

The Company incurred severance costs of $0.2 million and $1.5 million in fiscal 2022 and 2021, respectively, which were separate from restructuring related severance costs. Severance charges incurred in fiscal 2022 were primarily related to the departure of former Board members and primarily related to the reduction in headcount driven by the COVID-19 pandemic in fiscal 2021.

The Company incurred restructuring costs of $0.5 million and less than $0.1 million in fiscal 2022 and 2021, respectively, primarily related to employee-related termination benefits and lease termination costs. Restructuring charges incurred in fiscal 2022 included the costs to reorganize the Company’s finance department and facility closure costs related to the Termination Agreement.

The following table reflects accrued restructuring as of January 31, 2021 and 2022 and related activity for the years ended January 31, 2022 and 2021:

	Employee- Related Benefits	Closure of Leased Facilities	Total
	(Amounts in thousands)
Accrued balance as of January 31, 2020	$744	$—	$744
Restructuring charges incurred	2	—	2
Cash payments	(737)	—	(737)
Other charges	(9)	—	(9)
Accrued balance as of January 31, 2021	$—	$—	$—
Restructuring charges incurred	197	463	660
Cash payments	(197)	(463)	(660)
Accrued balance as of January 31, 2022	$—	$—	$—
(1)	Excludes a non-cash net gain on lease termination of approximately $0.2 million.
7.	Commitments and Contingencies

Indemnification and Warranties

The Company provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee or agent is, or was, serving at the Company’s request in such capacity. With respect to acquisitions, the Company provides indemnification to, or assumes indemnification obligations for, the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ governing documents. As a matter of practice, the Company has maintained directors’ and officers’ liability insurance including coverage for directors and officers of acquired companies.

The Company enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require the Company to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to its products. From time to time, the Company also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of its products and services or resulting from the acts or omissions of the Company, employees, authorized agents or subcontractors. From time to time, the Company has received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability. There are no current pending legal proceedings, in the opinion of management, that would have a material adverse effect on the Company’s financial position, results from operations and cash flows. There is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will not have a material adverse effect on the Company’s financial position, results from operations or cash flows.

The Company warrants its products, including software products, will substantially perform in accordance with standard published specifications in effect at the time of delivery. In addition, the Company provides maintenance support to its customers and therefore allocates a portion of the product purchase price to the initial warranty period and recognizes revenue on a straight-line basis over that warranty period related to both the warranty obligation and the maintenance support agreement. When the Company receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred.
8.	Operating Leases
As of January 31, 2022, the Company had operating leases for facilities expiring at various dates through 2026.
The components of lease expense included in the consolidated statements of operations and comprehensive loss are as follows:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Operating lease cost	$749	$1,351
Short term lease cost, net	17	34
Total lease cost	$766	$1,385

Supplemental cash flow information related to the Company’s operating leases was as follows:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,168	$1,072

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	As of January 31, 2022	As of January 31, 2021
	(Amounts in thousands)
Operating lease right-of-use assets	$2,031	$4,968

Current portion, operating lease liabilities	762	1,387
Operating lease liabilities, long term	1,361	4,070
Total operating lease liabilities	$2,123	$5,457

Weighted average remaining lease term (years)	3.0	4.0
Weighted average incremental borrowing rate	5.0%	5.0%

The current portion, operating lease liabilities is included as a component of accrued expenses in the consolidated balance sheets.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year as of January 31, 2022 are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2023	$763
2024	751
2025	775
Total lease payments	2,289
Less interest	166
Total operating lease liabilities	$2,123

In fiscal 2022, the Company entered into the Termination Agreement with respect to its former headquarters in Waltham, Massachusetts. In connection to the Termination Agreement, the Company paid the sublandlord termination payments of approximately $0.4 million in fiscal 2022. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expense on the consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2022. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.

Additionally, in fiscal 2022, the Company entered into two operating sublease agreements (collectively, the “Subleases”) with respect to part of its existing Poland facility lease (the “Head Lease”). The Company accounted for the Head Lease and the Subleases as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Subleases are short term and have effective end dates of less than one year from January 31, 2022. The Head Lease rent expense is presented net of sublease income and reported as a component of operating expenses on the consolidated statements of operations and comprehensive loss. The Company recorded $77 thousand of sublease income for the fiscal year ended January 31, 2022.

9.	Stockholders’ Equity

Stock Authorization

The Board is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2022. The Company has designated 1,000,000 shares of Series A Participating Preferred Stock in connection with its Rights Plan (as defined below).

Equity Plans

Compensation and Incentive Plans

The Company’s Second Amended and Restated 2011 Compensation and Incentive Plan (the “2011 Plan”) provided for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQs”), restricted stock, restricted stock units (“RSUs”), deferred stock units (“DSUs”), performance stock units (“PSUs”) and other equity based non-stock option awards as determined by the plan administrator to its officers, employees, consultants and directors. The 2011 Plan expired on July 20, 2021.

The Company’s 2021 Compensation and Incentive Plan (the “2021 Plan”) was proposed by the Board and adopted by stockholders in July 2021 to permit the continued issuance of equity-based compensation, including the granting of ISOs, NQs, restricted stock, RSUs, DSUs, PSUs, and other equity based non-stock option awards as determined by the plan administrator to officers, employees, consultants and directors. Under the 2021 Plan, the Company may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board, or a committee of independent members of the Board (the “Committee”), is responsible for the administration of the 2021 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board or Committee may elect to modify the terms of an award. The number of shares authorized for issuance under the 2021 Plan is 4,896,878, including 2,396,878 shares awarded under the 2011 Plan that may become available for issuance under the 2021 Plan due to the expiration, termination, surrender, or forfeiture of such outstanding awards. As of January 31, 2022, there were 1,583,918 shares available for future grant.

Nonemployee members of the Board may elect to receive DSUs or stock options in lieu of RSUs. The number of units subject to the DSUs is determined as of the grant date and shall fully vest one year from the grant date. The shares underlying the DSUs are not vested and issued until the earlier of the director ceasing to be a member of the Board (provided such time is subsequent to the first day of the succeeding fiscal year) or immediately prior to a change in control

Option awards may be granted at an exercise price per share of not less than 100% of the fair market value per common share on the date of the grant and not less than 110% of the fair market value per common share on the date of the grant with respect to ISOs granted to employees owning stock possessing more than 10% of the total combined voting power of all classes of stock of the Company. Option awards granted under the 2021 Plan generally vest over a period of one to three years and expire ten years from the date of the grant.

The Company has a Long-Term Incentive Program (the “LTI Program”), adopted in fiscal 2016, under which the named executive officers and other key employees may receive long-term equity-based incentive awards, which are intended to align the interests of named executive officers and other key employees with the long-term interests of stockholders and to emphasize and reinforce the Company’s focus on team success. Long-term equity-based incentive compensation awards are made in the form of stock options, RSUs and PSUs subject to vesting based in part on the extent to which employment continues.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of its common stock according to the terms of the offering

.  On each purchase date, eligible employees can purchase Company stock at a price per share equal to 85% of the closing price of common stock on the exercise date, but no less than par value.  The maximum number of shares of common stock authorized for sale under the ESPP is 1,150,000 shares of which 1,075,024 remain available under the ESPP as of January 31, 2022. Under the ESPP, 5,702 and 14,057 shares were purchased during fiscal 2021 and fiscal 2020, respectively. As of April 1, 2020, the Company suspended the ESPP indefinitely and is still evaluating when the suspension will be lifted, if at all.

Stock Option Valuation

The Company measures the fair value of service-based options using the Black-Scholes option-pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term is determined using the “simplified” method for “plain vanilla” options. The expected stock price volatility is established using the historical volatility of the Company’s common stock over a period of time equal to the expected term of the stock option. The risk-free interest rate is based upon the U.S. treasury bond yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since SeaChange’s inception.

The Company measures the fair value of performance-based options using the same Black-Scholes option-pricing model key assumptions as the Company’s service-based options with the exception of the expected term. The contractual term is instead used when valuing performance-based options as these options are not “plain vanilla.”

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted:

	For the Fiscal Years Ended January 31,
	2022	2021
Risk-free interest rate	0.9%	0.3%
Expected volatility	55.8%	62.1%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.4	5.5

Stock Option Activity

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of January 31, 2021	1,672,546	$2.00	5.64	$—
Granted	1,195,000	1.24
Exercised	(112,205)	1.43
Forfeited	(1,492,001)	1.91
Outstanding as of January 31, 2022	1,263,340	$1.40	8.67	$83,300
Vested and expected to vest as of January 31, 2022	1,152,689	$1.41	8.63	$83,300
Options exercisable as of January 31, 2022	356,677	$1.70	7.62	$—

The weighted average grant-date fair values of stock options granted during the years ended January 31, 2022 and 2021 were $0.64 per share and $0.81 per share, respectively.

Stock Units

The Company has granted RSUs and DSUs with service-based vesting criteria that generally vest over one to three years and has granted PSUs with performance-based vesting criteria. In fiscal 2022, the Company granted 86,957 DSUs and 1,449,047 RSUs. In fiscal 2021, the Company granted 144,928 DSUs and 276,451 RSUs. In fiscal 2022, the Company granted 300,000 PSUs, which vest over a three-year period in twelve equal quarterly tranches upon the achievement of certain Company-specific goals. In fiscal 2021, the Company granted 369,292 market-based PSUs to employee under the LTI Program, including 182,864 PSUs granted and released for exceeding the target goal of market-based criteria from awards originally granted in 2017.

The following table summarizes the Company’s stock unit activity:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested balance as of January 31, 2021	1,171,869	$1.87
Granted	1,836,004	1.12
Vested	(1,100,691)	1.78
Forfeited	(176,634)	1.39
Unvested balance as of January 31, 2022	1,730,548	$1.18

Stock-Based Compensation

The Company recognized stock-based compensation expense within the consolidated statements of operations and comprehensive loss as follows:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Cost of revenue	$35	$(8)
Research and development	(77)	292
Sales and marketing	114	96
General and administrative	1,618	867
	$1,690	$1,247

As of January 31, 2022, unrecognized stock-based compensation expense related to (i) unvested stock options was approximately $0.4 million, which is expected to be recognized over a weighted average period of 1.7 years, (ii) unvested RSUs and DSUs was $0.8 million, which is expected to be recognized over a weighted average amortization period of 1.5 years, and (iii) unvested PSUs was $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.3 years.

Tax Benefits Preservation Plan

On March 4, 2019, the Company entered into the Tax Benefits Preservation Plan in the form of a stockholder rights agreement (“Rights Agreement”) and issued a dividend of one preferred share purchase right (a “Right”) for each share of common stock payable on March 15, 2019 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock, par value $0.01 per share (the “Preferred Shares”), of the Company, at a price of $8.00 per one one-hundredth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.

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

The Rights expired on March 4, 2022.

On June 28, 2019, SeaChange entered into an amendment to the Rights Agreement, between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agent”), for the purpose of modifying the definition of “Final Expiration Date” to delete the extension of the Final Expiration Date in the event any person becomes an Acquiring Person (as defined in the Rights Agreement).

On August 8, 2019, SeaChange entered into amendment No. 2 to the Rights Agreement, between the Company and the Rights Agent, for the purpose of modifying the definition of “Acquiring Person” to not include TAR Holdings and their respective affiliates and associates, provided the aggregate beneficial ownership of TAR Holdings does not exceed 25.0% of the Company securities then outstanding.

On December 22, 2021, SeaChange entered into amendment No. 3 to the Rights Agreement, between the Company and the Rights Agent for the purpose of modifying the Rights Agreement to comply with the Merger Agreement.
10.	Accounts Receivables, Contract Assets, and Contract Liabilities

Receivables

The following table shows the Company’s accounts receivable, net and unbilled receivables:

	As of January 31,
	2022	2021
	(Amounts in thousands)
Accounts receivable, net	$8,819	$6,050
Unbilled receivables, current	9,160	9,359
Unbilled receivables, long-term	3,952	6,340
	$21,931	$21,749

Contract Assets

Contract assets consist of unbilled receivables and are customer committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.

Unbilled receivables are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of January 31,
	2022	Percentage
1 year or less	$9,160	70%
1-2 years	2,279	17%
2-5 years	1,673	13%
Total unbilled receivables	$13,112	100%

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue in the fiscal years ended January 31, 2022 and 2021 is due to new billings in advance of revenue recognition offset by revenue recognized during the periods.

The Company recognized $3.5 million of revenue related to deferred billings in fiscal 2022 and $5.2 million in fiscal 2021.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2020	$5,041	$1,140
Decrease	(304)	(483)
Balance as of January 31, 2021	$4,737	$657
Decrease	(790)	(580)
Balance as of January 31, 2022	$3,947	$77

Remaining Performance Obligations

The aggregate amount of transaction price allocated to performance obligations that have not yet been satisfied, or are partially satisfied, as of January 31, 2022 is $28.0 million and consists primarily of undelivered software, service, and support obligations. This amount in part includes amounts billed for undelivered services that are included in deferred revenue reported on the consolidated balance sheets as of January 31, 2022. The Company expects to recognize $17.2 million as revenue within one year, an additional $7.1 million in the following year, and the remaining revenue thereafter. The Company expects to recognize substantially all of the remaining performance obligations by the first quarter of fiscal 2028. Revenue recognized in fiscal 2022 related to remaining performance obligations as of the previous fiscal year ended January 31, 2021 was $14.7 million.
11.	Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table shows revenue disaggregated by revenue stream:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Product revenue:
License and subscription	$10,843	$5,135
Hardware	2,178	1,473
Total product revenue	13,021	6,608
Service revenue:
Maintenance and support	12,249	13,657
Professional services and other	2,040	1,734
Total service revenue	14,289	15,391
Total revenue	$27,310	$21,999

Geographic Information

The following table summarizes revenue by customers’ geographic locations:

	For the Fiscal Years Ended January 31,
	2022	%	2021	%
	(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America (1)	$17,775	65%	$10,198	46%
Europe and Middle East	6,530	24%	8,495	39%
Latin America	2,168	8%	2,519	11%
Asia Pacific	837	3%	787	4%
Total revenue	$27,310		$21,999

(1)	Includes total revenue for the U.S. for the periods shown as follows:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands, except percentages)
U.S. Revenue	$15,535	$6,805
% of total revenue	57%	31%

The following table summarizes long-lived assets by geographic locations:

	As of January 31, 2022%		As of January 31, 2021%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$6,208	83%	$10,864	79%
Europe and Middle East	1,258	17%	2,819	21%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$7,497		$13,714
(1)	Excludes goodwill.
12.	Income Taxes

The Company files income tax returns in the U.S., various state jurisdictions, and various foreign jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to fiscal 2018.

The components of loss from operations before income taxes are as follows:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Domestic	$(6,616)	$(23,427)
Foreign	(829)	1,726
Loss before income taxes	$(7,445)	$(21,701)

The components of the income tax (benefit) provision from operations are as follows:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Current:
Federal	$—	$(38)
State	(6)	46
Foreign	(9)	50
Income tax (benefit) provision	$(15)	$58

The income tax (benefit) provision was computed using the federal statutory income tax rate and average state statutory rates, net of related federal benefits. The provision differs from the Company’s effective tax rate primarily due to the following:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Statutory U.S. federal tax rate (21%)	$(1,563)	$(4,557)
State taxes, net of federal tax benefit	(6)	46
Losses not benefitted	1,593	4,554
Non-deductible stock compensation expense	292	22
Other non-deductible items	(642)	359
Innovative technology and development incentive	(264)	(380)
Foreign tax rate differential	70	24
Expiration of federal tax credits	1,179	—
Current fiscal year impact of FIN 48	(674)	(10)
Income tax (benefit) provision	$(15)	$58

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act allowed the Company to accelerate the refund of its AMT credit from fiscal 2022 to fiscal 2021. The refund was received in the fourth quarter of fiscal 2021.

As a result of the Tax Cuts and Jobs Act enacted in 2017, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, the Company has asserted its intention to indefinitely invest the cumulative undistributed earnings of its foreign subsidiaries, with the exception of Ireland. The Company declared cash dividends of approximately $1.8 million and $4.4 million in fiscal 2022 and 2021, respectively.

The components of deferred income taxes are as follows:

	As of January 31,
	2022	2021
	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$70	$448
Deferred revenue	763	350
Stock-based compensation expense	232	499
U.S. federal, state and foreign tax credits	7,146	7,737
Property and equipment	134	118
Intangible assets	44	—
Other	370	—
Loss carryforwards	36,161	34,518
Deferred tax assets	44,920	43,670
Less: Valuation allowance	(44,920)	(43,439)
Net deferred tax assets	—	231
Deferred tax liabilities:
Intangible assets	—	231
Total net deferred tax liabilities	$—	$—

At January 31, 2022, the Company had federal, state and foreign net operating loss carry forwards of $137.6 million, $94.8 million and $6.4 million, respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2022. The Company performs an analysis under Section 382 of the Internal Revenue Code of 1986, as amended, analysis on a periodic basis and utilization of these net operating loss carry forwards may be limited pursuant to provisions of the respective local jurisdiction. In addition, as of January 31, 2022, the Company had federal and state research and development credit carry forwards of $3.2 million and $1.8 million, respectively, and state investment tax credit carry forwards of $0.2 million. The Company has foreign tax credit carry forwards of $1.9 million, which are available to reduce future federal regular income taxes. These credits expire at various dates beginning in fiscal 2023, with the exception of $0.2 million in credits that have an unlimited carryforward period.

The Company reviews the adequacy of the valuation allowance for deferred tax assets on a quarterly basis. The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets and have established a valuation allowance of $44.9 million for such assets, which are comprised principally of net operating loss carry forwards, research and development credits, deferred revenue, and stock-based compensation. If the Company generates pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased by $1.5 million for the fiscal year ended January 31, 2022 and increased by $5.2 million for the fiscal year ended January 31, 2021.

A reconciliation of gross unrecognized tax benefits is as follows:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$4,632	$4,306
Increase due to new positions in the current year	—	471
Decrease due to expiration of statute of limitation	(116)	(155)
Settlements and credit expiration	(1,049)
Effect of currency translation	(13)	10
Balance of gross unrecognized tax benefits, end of period	$3,454	$4,632

As of January 31, 2022, the Company had $3.5 million of unrecognized tax benefits, a portion of which are classified as long term and included as a component of other liabilities in the consolidated balance sheets. The Company recognized interest and penalties related to unrecognized tax benefits in the income tax (benefit) provision on the consolidated statements of operations and comprehensive loss. As of January 31, 2022 and 2021, total gross interest accrued was $0.1 million. Included in the balance of unrecognized tax benefits as of January 31, 2022 and January 31, 2021 are $0.1 million for both periods of tax benefits that, if recognized, would affect the effective tax rate.

When accounting for uncertain tax positions, the impact of uncertain tax positions is recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has determined that it has uncertain tax positions as of January 31, 2022 and as of January 31, 2021 that to the extent recognized, are recorded through the consolidated statements of operations and comprehensive loss. The Company does not expect any change to this determination in the next twelve months.
13.	Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan (the “Plan”) that covers substantially all domestic employees of SeaChange. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit. Participation in the Plan is available to full-time employees who meet eligibility requirements. As of April 1, 2020, the Company suspended its Plan contribution match as a cost-saving initiative but contributes to various foreign retirement plans for employees outside the U.S. in accordance to each local plan. The Company contributed less than $0.1 million and $0.1 million to various foreign retirement plans for the fiscal years ended January 31, 2022 and 2021, respectively.

14.	Net Loss Per Share

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Fiscal Years Ended January 31,
	2022	2021
	(Amounts in thousands)
Stock options	1,486	2,233
Restricted stock units	32	55
Deferred stock units	36	76
	1,554	2,364

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Peter Aquino, our President and Chief Executive Officer, and Michael Prinn, our Chief Financial Officer, Senior Vice President and Treasurer, participated in this evaluation. Based upon that evaluation, Messrs. Aquino and Prinn concluded that our disclosure controls and procedures were effective as of January 31, 2022.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment and those criteria, our management concluded that as of January 31, 2022, our internal control over financial reporting was effective.

Marcum LLP, our independent registered public accounting firm that audited our financial statements included in this Form 10-K was not required to issue an attestation report on our internal control over financial reporting.

(C) Changes in Internal Control Over Financial Reporting

None.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference to the information contained in our definitive proxy statement related to our Annual Meeting of Stockholders to be held on or about July 8, 2022, to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of the fiscal year (the “Definitive Proxy Statement”).

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

2.1

Agreement and Plan of Merger, dated December 22, 2021, by and between SeaChange International, Inc. and Triller Hold Co LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously file on December 22, 2021 with the SEC and incorporated herein by reference).

2.2**	First Amendment, dated as of February 21, 2022, to Agreement and Plan of Merger, dated December 22, 2021, by and between SeaChange International, Inc. and Triller Hold Co LLC.

3.1

Amended and Restated Certificate of Incorporation of the Company (see Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q previously filed on June 11, 2021 with the SEC and incorporated herein by reference).

3.2	Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K previously filed on May 18, 2021 with the SEC and incorporated herein by reference).

4.1

Specimen certificate representing the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 previously filed on November 4, 1996 with the SEC and incorporated herein by reference).

4.2

Description of Equity Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 15, 2021 with the SEC and incorporated herein by reference).

4.3

Tax Benefits Preservation Plan, dated as of March 4, 2019, between the Company and Computershare Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K previously filed March 5, 2019 with the SEC and incorporated herein by reference).

4.4

Amendment to Tax Benefits Preservation Plan, dated as of June 28, 2019, between the Company and Computershare Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K previously filed on June 28, 2019 with the SEC and incorporated herein by reference).

4.5

Amendment No.2, to Tax Benefits Preservation Plan, dated as of August 8, 2019, between the Company and Computershare Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K previously filed on August 8, 2019 with the SEC and incorporated herein by reference).

4.6

Amendment No.3, to Tax Benefits Preservation Plan, dated as of December 22, 2021, between the Company and Computershare Inc. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K previously filed on December 22, 2021 with the SEC and incorporated herein by reference).

10.1*

Second Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 26, 2017 with the SEC and incorporated herein by reference)

10.2*

Form of Restricted Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on July 20, 2011 with the SEC and incorporated herein by reference).

10.3*

Form of Incentive Stock Option Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q previously filed on December 5, 2014 with the SEC and incorporated herein by reference).

10.4*

Form of Deferred Stock Unit Award Grant Notice pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q previously filed on December 5, 2014 with the SEC and incorporated herein by reference).

10.5*

Form of Non-Qualified Stock Option Agreement for Employees pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q previously filed December 5, 2014 with the Commission and incorporated herein by reference).

Exhibit No.	Description

10.6*

Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K previously filed on April 4, 2014 with the SEC and incorporated herein by reference).

10.7*

Form of Performance Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2016 with the SEC and incorporated herein by reference).

10.8*

Form of Performance Stock Unit Agreement pursuant to the Company’s 2011 Compensation and Incentive Plan (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K previously filed on April 16, 2018 with the SEC and incorporated herein by reference).

10.9*	Form of Indemnification Agreement (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K previously filed on April 10, 2013 with the SEC and incorporated herein by reference).

10.10*

SeaChange International, Inc. 2015 Employee Stock Purchase Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously on filed on May 22, 2015 with the SEC and incorporated herein by reference).

10.11*

Offer letter, dated as of September 6, 2019, by and between SeaChange International, Inc. and Michael Prinn (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q previously filed on December 5, 2019 with the SEC and incorporated herein by reference).

10.12*

Change-in-Control Severance Agreement, dated as of October 8, 2019, by and between SeaChange International, Inc. and Michael Prinn (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 5, 2019 with the SEC and incorporated herein by reference).

10.13

Cooperation Agreement, dated February 28, 2019, by and among the Company, Karen Singer and TAR Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 1, 2019 with the SEC and incorporated herein by reference).

10.14

Amendment to Cooperation Agreement, dated August 8, 2019, by and among the Company, Karen Singer and TAR Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 8, 2019 with the SEC and incorporated herein by reference).

10.15

Note, dated May 5, 2020, between the Company and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on May 11, 2020 with the SEC and incorporated herein by reference).

10.16#

Sublease Termination Agreement, dated March 21, 2021, by and between Saucony, Inc. and SeaChange International, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 25, 2021 with the SEC and incorporated herein by reference).

10.17

Underwriting Agreement, dated March 30, 2021, by and between the Company and Aegis Capital Corp. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K previously filed on April 1, 2021 with the SEC and incorporated herein by reference).

10.18*

Offer Letter, dated September 22, 2021, by and between SeaChange International, Inc. and Peter D. Aquino (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on September 27, 2021 with the SEC and incorporated herein by reference).

10.19*

Change-in-Control Severance Agreement, dated September 27, 2021, by and between SeaChange International, Inc. and Peter D. Aquino (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 15, 2021 with the SEC and incorporated herein by reference).

10.20*	2021 Compensation and Incentive Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 previously filed on July 28, 2021 with the SEC and incorporated herein by reference).

21.1	List of Subsidiaries of SeaChange (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 15, 2021 with the SEC and incorporated herein by reference).

Exhibit No.	Description
23.1**	Consent of Marcum LLP.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan.
**	Filed herewith.
***	Furnished herewith.
#

Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: April 8, 2022	By:	/s/ PETER AQUINO
Peter Aquino
President and Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Aquino and Michael Prinn, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ PETER AQUINO	President, Chief Executive Officer and Director	April 8, 2022
Peter Aquino	(Principal Executive Officer)

/s/ MICHAEL PRINN	Chief Financial Officer	April 8, 2022
Michael Prinn	Executive Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ ROBERT PONS	Chairman and Director	April 8, 2022
Robert Pons

/s/ JULIAN SINGER	Director	April 8, 2022
Julian Singer

/s/ MATTHEW STECKER	Director	April 8, 2022
Matthew Stecker /s/ DAVID NICOL	Director	April 8, 2022
David Nicol /s/ STEVEN SINGER	Director	April 8, 2022
Steven Singer