Form 10-K/A
period 2022-01-31
SEACHANGE INTERNATIONAL INC
filed 2022-05-26
CIK 1019671

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

The number of shares of the registrant’s common stock outstanding as of the close of business on May 15, 2022 was 49,246,801.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Auditor Name:Auditor Location:Auditor PCAOB ID:

Marcum LLPPhiladelphia, PA              688

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by SeaChange International, Inc., a Delaware corporation (“SeaChange”), to amend the Annual Report on Form 10-K for the year ended January 31, 2022 filed by SeaChange with the Securities and Exchange Commission (the “SEC”) on April 8, 2022 (the “Original Report”) to include the information required to be disclosed by Part III, Items 10 through 14 of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

This Amendment does not amend, update or change any other item or disclosure in the Original Report. Therefore, this Amendment should be read in conjunction with the Original Report and SeaChange’s other filings made with the SEC subsequent to the filing of the Original Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position	Director Since
Robert Pons (4)	66	Chairman	2019
David Nicol (1)(2)(3)(4)(5)	76	Director	2021
Julian Singer (3)(4)(7)	38	Director	2020
Steven Singer (1)(2)(4)	61	Director	2021
Matthew Stecker (1)(2)(3)(4)(6)	53	Director	2021
Peter Aquino	60	President, Chief Executive Officer, Director	2021
Michael Prinn	48	Chief Financial Officer, Executive Vice President & Treasurer

(1)	Member of the Audit Committee of the Board (the “Audit Committee”)
(2)	Member of the Compensation Committee of the Board (the “Compensation Committee”)
(3)	Member of the Corporate Governance and Nominating Committee of the Board (the “Corporate Governance and Nominating Committee”)
(4)	Independent Director
(5)	Chair of the Audit Committee
(6)	Chair of the Compensation Committee
(7)	Chair of the Corporate Governance and Nominating Committee

Robert Pons served as the Executive Chairman of SeaChange from January 2021 until September 2021.  He has served as the Chairman of the Board since November 2019, a Director of SeaChange since February 2019, and was appointed to the Board at that time pursuant to the terms of the Cooperation Agreement. Mr. Pons is the President and Chief Executive Officer of Spartan Advisors Inc., a management consulting firm specializing in telecom and technology companies. From May 2014 until January 2017, he was Executive Vice President of Business Development and from September 2011 until June 2016 was on the board of directors, of HC2 Holdings, Inc. (“HC2”) (NYSE MKT: HCHC), a publicly traded diversified holding company with a diverse array of operating subsidiaries, including telecom/infrastructure, construction, energy, technology, gaming and life sciences. From February 2011 to April 2014, Mr. Pons was Chairman of Live Micro Systems, Inc. (formerly Livewire Mobile), a comprehensive one-stop digital content solution for mobile carriers. From January 2008 until February 2011, Mr. Pons was Senior Vice President of TMNG Global (now Cartesian), a leading provider of professional services to the telecommunications industry and the capital formation firms that support it. From January 2003 until April 2007, Mr. Pons served as President and Chief Executive Officer of Uphonia, Inc. (previously SmartServ Online, Inc.), a wireless applications service provider. From March 1999 to August 2003, Mr. Pons was President of FreedomPay, Inc., a wireless device payment processing company. During the period January 1994 to March 1999, Mr. Pons was President of Lifesafety Solutions, Inc., a software company catering to 911 call centers.  Mr. Pons previously served on the boards of directors of Inseego, Inc., Network-1 Technologies, Inc., Arbinet Corporation, PTGi, Inc., HC2, Proxim Wireless Corporation, MRV Communications, Inc., DragonWave-X and Concurrent Computer Corporation. Mr. Pons holds a Bachelor of Arts degree from Rowan University with Honors. Mr. Pons has over 30 years of management experience with telecommunications companies including MCI, Inc., Sprint, Inc. and Geotek, Inc.

Mr. Pons’s experience serving on public company boards of directors, his knowledge and expertise as a pioneer in the telecommunications industry and his experience as a senior level executive working in the telecommunications industry provide a relevant and informed background for him to serve as a member of the Board.

David Nicol has served as a Director of SeaChange since May 2021 and he chairs the Audit Committee. Since February 2018, Mr. Nicol has served on the board of CCUR Holdings, Inc. (OTC: CCUR), where he is a member of the Nominating/ Governance Committee and serves as Chair of the Audit Committee and the Compensation Committee. Since March 2004, Mr. Nicol has served on the Board of Directors of Symbolic Logic, Inc., formerly known as Evolving Systems, Inc. (OTC Pink: EVOL) (“Symbolic”). From July 2019 until March 2022, he served on the board of Nanoveu Limited (NVU), listed on the Australian Stock Exchange (ASX). Mr. Nicol also is a board member of a privately-held provider of facilities management SaaS services.

A member of the National Association of Corporate Directors (since 2004) and Financial Executives International (since 2015), he currently serves on the faculty in the Finance Department and as Executive-in-Residence at the Bloch School of Management at the University of Missouri - Kansas City. In prior assignments, Mr. Nicol held senior-level executive positions with both public companies (Verisign, Illuminet, and Sprint/United Telecom), as well as early-stage, private companies: Strongwatch (security/surveillance systems); Solutionary (cybersecurity); Sipera (VOIP security); ITN (network signaling); International Micronet (LAN/WAN systems); and iLAN (LAN systems & consulting). Beyond P&L responsibilities, his leadership roles have included strategic planning, business development, acquisitions, business planning, operations planning, product management, product development/support, financial planning, and fund raising/IR.

With his years of executive experience at Solutionary, Verisign, Illuminet, ITN and Sprint/United Telecom, Mr. Nicol brings to the Board senior-level, functionally broad management ability, with deep experience in TMT, security and IT services, both domestic and international. Complimenting his appointment to the Finance faculty at the University of Missouri- Kansas City Bloch School, his experience as CFO at Solutionary gives him an in-depth understanding of financial strategy and operations. Mr. Nicol is able to draw upon, among other things, his knowledge of raising capital and investor communications, having served as a member of the roadshow team that took Illuminet public (Nasdaq), as well as having raised significant debt and equity funding for Solutionary and several other early-stage companies. In addition, Mr. Nicol has a Ph.D. in industrial economics/corporate finance and has taught corporate finance at the MBA level at the Weatherhead School of Management of Case Western Reserve University and elsewhere.

Mr. Nicol’s deep experience in telecom, IT services and technology, both domestic and international and his in-depth understanding of financial strategy and operations provide a relevant and informed background for him to serve as a member of the Board.

Julian Singer has served on the Board since July 2020 and he chairs the Corporate Governance and Nominating Committee. Since May 2013, Mr. Singer has been engaged as an independent investment advisor. Prior to that, from April 2006 through June 2011, Mr. Singer served as an assistant trader and an analyst with York Capital Management where he evaluated potential mergers and acquisitions. Mr. Singer previously served on the Board of Directors at Symbolic from January 2015 through January 2022 when Symbolic sold its operating assets, and prior to that, served as a nonvoting observer to Symbolic’s Board of Directors from July 2014 until December 2014. Mr. Singer also currently serves on the Board of Directors of Live MicroSystems, Inc. (OTC: LMSC), which sold its operating assets in 2013. Mr. Singer has a Bachelor of Science in Finance from Lehigh University and an M.B.A from the New York University Stern School of Business.

Mr. Singer has a background in finance and investing in various industries, including software and telecommunications, as well as mergers and acquisitions. Drawing from his experience in these areas, Mr. Singer provides valuable strategic and financing advice to the Company’s management and the Board.  Mr. Singer is the nephew of Mr. Steven Singer, a member of the Board.

Steven Singer has served as a Director of SeaChange since August 2021. Mr. Singer is a principal of and consultant to Remus Holdings, Inc., a closely held investment business, a position he has held since 2016. Since July 2017, Mr. Singer has served as the chairman of the board of CCUR Holdings, Inc. Since 2019, he has served as a senior executive consultant to Green Precious Metal Recovery, LLC, an environmentally-friendly precious metals recovery firm. From 2000 to 2016, Mr. Singer served as the Chairman and Chief Executive Officer of American Banknote Corporation, a provider of secure financial products and solutions and a public company through 2007. Prior to that, Mr. Singer had been Executive Vice President and Chief Operating Officer of Remus Holdings, Inc. from 1994 to 2000. Mr. Singer has served on numerous public and private company boards on five continents, that cover a broad range of markets, including: financial and identity transactions and documents; data storage and retrieval; complex web hosting and managed services; cable TV; beverages; energy; textiles; plastics; telecom; and pharmaceuticals and other medical devices and products. Over the course of his career, Mr. Singer has completed over 50 acquisitions, divestitures and strategic partnerships spanning five continents, which will make him a highly valuable board member as the Company pursues its business development activities through new acquisitions and strategic relationships. Moreover, his operating experience covers a broad range of markets, including: financial and identity transactions and documents; data storage and retrieval; complex web hosting and managed services; cable TV; beverages; energy; textiles; plastics; telecom; and pharmaceuticals and other medical devices and products. This wide range of operational knowledge will assist the Company in its evaluation of, and diligence surrounding, such business development activities. Mr. Singer has a Bachelor of Arts degree from the University of Pennsylvania and a Juris Doctor from Harvard Law School. Mr. Singer is the uncle of Mr. Julian Singer, a member of the Board.

Matthew Stecker has served as a Director of SeaChange since February 2021 and he chairs the Compensation Committee.  Mr. Stecker is a Director at Symbolic since March 2016, was named Executive Chairman in April 2018 and CEO in July 2018. He serves as a member of Symbolic’s Strategic Initiatives Committee. He served as a Senior Policy Advisor to the United States Department of Commerce from 2014 to 2017. In that capacity, Mr. Stecker was part of the senior team that launched FirstNet. Mr. Stecker currently serves on the board of Live Microsystems, Inc. (OTC: LMSC). He previously served on the boards of MRV Communications from April 2013 to June 2016 and HealthWarehouse.com Inc. from December 2010 to August 2013, where he also served on the compensation committee. From January to November 2014, Mr. Stecker served as the Vice President of Mobile Entertainment for RealNetworks (Nasdaq: RNWK). From November 2009 to December 2013, he served as CEO of Live MicroSystems, Inc., and from April 2005 to November 2009 he was a senior executive in both Telecom Operations and Strategy at Cartesian, Inc. (Nasdaq: CRTN). He received his Bachelor of Arts in Political Science and Computer Science from Duke University, and his Juris Doctor from the University of North Carolina at Chapel Hill School of Law.

Mr. Stecker brings to SeaChange over twenty years of experience as a public company executive in the telecommunications and wireless industries, which are highly relevant to the Company’s business and will assist the Company in developing, executing and evaluating business strategies and industry partnerships.

Peter Aquino joined SeaChange as President and Chief Executive Officer, and a Director of the Board in September 2021. By October 2021, Mr. Aquino completed his tenure at Spartacus Acquisition Corporation (Nasdaq: TMTS) (“Spartacus AC”), a special purpose acquisition company, where he served as Chairman and CEO. Spartacus AC announced a successful business combination with NextNav, LLC, a leader in next generation GPS services capable of terrestrial GPS utilizing licensed spectrum, and vertical access location technology. Prior to Spartacus AC, Mr. Aquino held lead executive positions at a range of leading technology companies, including: Chairman and CEO of Internap Corporation, Chairman and CEO of Primus Telecommunications Group, and President and CEO of RCN Corporation (“RCN”). At RCN, Mr. Aquino led RCN’s transformation into an all-digital HDTV cable multiple system operator (MSO) and created an advanced Metro-fiber network. Mr. Aquino began his career at Bell Atlantic (now Verizon) in 1983, and has served on numerous public company boards, including: Lumos Networks, FairPoint Communications, Alaska Communications, and Tivo Corporation. Besides SeaChange, he is currently a board member of NextNav, Inc. since October 2021. Mr. Aquino has a Bachelor of Arts degree from Montclair State University in New Jersey, and a M.B.A. from George Washington University in Washington, D.C.

Mr. Aquino is well qualified to serve as a director on our Board due to his extensive TMT experience, including with respect to business strategy, capital markets and mergers and acquisitions.

Michael Prinn joined the Company on October 8, 2019 as Chief Financial Officer, Senior Vice President and Treasurer and was promoted to Chief Financial Officer, Executive Vice President and Treasurer on November 1, 2021.  Mr. Prinn previously served as the Vice President, Finance of Brightcove, Inc. (Nasdaq: BCOV) from October 2018 to September 2019.  Prior to that, from October 2012 to September 2018, Mr. Prinn served as the Executive Vice President and Chief Financial Officer of Bridgeline Digital, Inc. (Nasdaq: BLIN).  In addition to his duties as Chief Financial Officer, Mr. Prinn acted as Co-Interim Chief Executive Officer and President of Bridgeline Digital from December 2015 to May 2016, when a new President and Chief Executive Officer was appointed. Mr. Prinn was an Audit Manager in Arthur Andersen’s High Tech Audit Practice.  Mr. Prinn has a Bachelor of Science degree in Accounting from Boston College.

CORPORATE GOVERNANCE AND THE BOARD OF DIRECTORS

Determination of Director Independence

The Board has determined that Messrs. Nicol, Pons, Julian Singer, Steven Singer and Stecker are “independent” directors, meeting all applicable independence requirements of the SEC, including Rule 10A-3(b)(1) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Marketplace Rules of The Nasdaq Stock Market (“Nasdaq”). In making this determination, the Board affirmatively determined that none of such directors has a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. With respect to Mr. Pons, the Board determined that neither the identification of Mr. Pons as a director nominee by TAR Holdings LLC and Karen Singer, (collectively, “TAR”) nor the terms of the Cooperation Agreement, precluded a determination that Mr. Pons qualified as “independent”. However, effective as of January 8, 2021 until September 26, 2021 (with the appointment of Mr. Peter Aquino as the Company’s Chief Executive Officer on September 27, 2021), Mr. Pons served as the Executive Chairman of the Company and assumed the duties of the Company’s principal executive officer while the Company conducted a search for a new Chief Executive Officer. Mr. Pons was not considered to be “independent” while he served as an interim officer.

Board Leadership Structure

Mr. Pons has served as Chairman of the Board since December 4, 2019. Effective as of January 8, 2021 until September 26, 2021, Mr. Pons served as the Executive Chairman of the Company upon the resignation of Mr. Aloni, the Company’s former Chief Executive Officer, and served in that capacity until the Company appointed Mr. Peter Aquino as the Company’s Chief Executive Officer on September 27, 2021. In connection with that appointment as Executive Chairman, Mr. Pons fulfilled the duties of Chairman of the Board and as the Company’s principal executive officer. Mr. Pons continued in his prior role as the Chairman of the Board after the appointment of Mr. Aquino.  In the capacity of Chairman of the Board, Mr. Pons sets the agenda for Board meetings and serves to facilitate and improve communications between the independent directors and the Company’s senior management. The Board does not currently have a lead independent director.

Board Oversight of Risk

The Board oversees the business and strategic risks of SeaChange, including risks related to cybersecurity. The Audit Committee oversees financial reporting, internal controls and compliance risks confronting SeaChange. The Compensation Committee oversees risks associated with SeaChange’s compensation policies and practices, including performance-based compensation and change in control plans. The Corporate Governance and Nominating Committee oversees risks relating to corporate governance and the process governing the nomination of members of the Board. SeaChange provides a detailed description of the risk factors impacting its business in its Annual Report on Form 10-K and if necessary, its Quarterly Reports on Form 10-Q filed with the SEC.

Board Meetings

The Board met twenty (20) times and acted by written consent nineteen (19) times during the fiscal year ended January 31, 2022 (“fiscal 2022”).  During fiscal 2022, each acting director attended at least seventy-five percent (75%) of the total number of meetings of the Board and meetings of all the committees of the Board on which they serve. SeaChange has a policy that each member of its Board is encouraged to attend SeaChange’s annual meeting of stockholders. Last year, all of the directors attended the annual meeting of stockholders that was held on July 8, 2021.

Board Committees

The Board has a standing Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. The members of each committee are appointed by the Board based on the recommendation of the Corporate Governance and Nominating Committee. The members are set forth below in this proxy statement. Actions taken by any committee of the Board are reported to the Board, usually at the next Board meeting following a committee meeting. Each of these standing committees is governed by a committee-specific charter that is reviewed periodically by the applicable committee pursuant to the rules set forth in each charter. The Board annually conducts a self-evaluation of each of its committees. All members of all committees are independent directors.

Audit Committee

The current Audit Committee members are Mr. Nicol, as chairman of the committee, and Messrs. Steven Singer and Stecker, each of whom meet the independence requirements of the SEC and Nasdaq, as described above. In addition, the Board has determined that each member of the Audit Committee is financially literate, and that Mr. Nicol satisfies the requirement of Nasdaq-listed companies that at least one member of the Audit Committee possess financial sophistication and that Mr. Nicol is an “audit committee financial expert” as defined in the rules and regulations promulgated under the Exchange Act.  The Audit Committee’s oversight responsibilities include matters relating to SeaChange’s financial disclosure and reporting process, including its system of internal controls, the performance of SeaChange’s internal audit function, compliance with legal and regulatory requirements, and the appointment and activities of SeaChange’s independent auditors. The Audit Committee met five (5) times and acted by written consent three (3) times during fiscal 2022.

Compensation Committee

The current Compensation Committee members are Mr. Stecker, as chairman of the committee, and Messrs. Nicol and Steven Singer, each of whom meet the independence requirements of the SEC and Nasdaq, as described above. Among other things, the Compensation Committee determines the compensation, including stock options, Restricted Stock Units (“RSUs”), Deferred Stock Units (“DSUs”), Performance Stock Units (PSUs”), and other equity compensation, of SeaChange’s management and key employees, administers and makes recommendations concerning SeaChange’s equity compensation plans, and ensures that appropriate succession planning takes place for all levels of management, department heads and senior management. The Compensation Committee met five (5) times and acted by unanimous written consent sixteen (16) times during fiscal 2022.

The current Corporate Governance and Nominating Committee members are Mr. Julian Singer, as chairman of the committee, and Messrs. Nicol and Stecker, each of whom meet the independence requirements of the SEC and Nasdaq, as described above. The Corporate Governance and Nominating Committee is responsible for oversight of corporate governance at SeaChange, recommending to the Board persons to be nominated for election or appointment as directors of SeaChange and monitoring compliance with SeaChange’s Code of Ethics and Business Conduct. The Corporate Governance and Nominating Committee identifies Board candidates through numerous sources, including recommendations from existing Board members, executive officers, and stockholders of SeaChange. Additionally, the Corporate Governance and Nominating Committee may identify candidates through engagements with executive search firms. The Corporate Governance and Nominating Committee met four (4) times and acted by unanimous written consent six (6) times during fiscal 2022.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of the Company’s equity securities (collectively, “Reporting Persons”), to file reports of their ownership of such stock and changes in such ownership with the SEC (the “Section 16 Reports”). Based solely on a review of the Section 16 Reports for fiscal 2022, we believe no Reporting Person was late in filing such Section 16 Reports for fiscal 2022.

Code of Conduct and Ethics

SeaChange’s Code of Ethics and Business Conduct (“Ethics Policy”) for all directors and all employees of SeaChange, including executive officers, and the charters for the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee are available on SeaChange’s website at www.seachange.com under the “Corporate Governance” section of the “Investor Relations” link. SeaChange will ensure that amendments, if any, to these documents are disclosed and posted on this website within four (4) business days of any such amendment.

ITEM 11.	EXECUTIVE COMPENSATION

The Company appointed Mr. Peter Aquino as the Chief Executive Officer, President and a member of the Board effective September 27, 2021.  In connection with the appointment, Mr. Aquino and the Company entered into an employment offer letter dated as of September 29, 2021.  The employment offer letter set out the initial terms of Mr. Aquino’s compensation, which included the following terms:

•	Initial annual base salary $350,000;
•	A partial year discretionary bonus for fiscal 2022 as solely determined by the Board’s discretion;
•

A fiscal 2023 performance-based compensation plan to consist of a target bonus award of 60% of base salary payable in cash, and a stretch bonus award opportunity for an additional 40% (for a total of 100%);

•	A stock award of 300,000 RSUs to vest in three equal tranches on September 27, 2022, September 27, 2023 and September 27, 2024;
•

A performance-based stock award of an additional 300,000 RSUs to vest in 12 equal quarterly tranches starting on December 27, 2021 and ending on September 27, 2024, subject to that attainment of certain financial goals;

•

After six months of employment, an entitlement to 12 months of base salary plus 12 months of target cash bonus paid in a lump sum on the termination of employment other than for Cause and not in connection with a change in control of the Company; and

•	Entry into a Change in Control Severance Agreement with enhanced severance benefits in the event of a change in control, as further described below.

SeaChange is also a party to a Change in Control Severance Agreement with each of Mr. Aquino and Mr. Prinn, respectively, (each, a “CIC Agreement” and, collectively, the “CIC Agreements”) that provides for, among other things potential enhanced severance payments and accelerated vesting of equity awards upon termination of their respective employment for a Covered Termination (as defined in the CIC Agreements). Mr. Aquino is entitled to a lump sum payment of twice his annual base salary plus twice his target annual cash bonus if his termination is without “cause” or if he resigns for Good Reason each within two years of a Change in Control. Mr. Prinn is entitled to be paid an amount equal to his annual base salary plus 150% of his target annual cash bonus plus $62,000 if his termination is without “cause” or if he resigns for Good Reason, each within two years of a Change in Control. As a condition to the receipt by the executive officer of any payment or benefits under the Change in Control Agreements, the executive officer must first execute a valid, binding and irrevocable general release in favor of SeaChange and in a form reasonably acceptable to SeaChange.

For purposes of the CIC Agreements, a “Change in Control” means:

the first to occur of any of the following:

•

the members of the Board at the beginning of any consecutive 12-calendar-month period, which are referred to as the “Incumbent Directors” for purposes of the CIC Agreements cease for any reason other than due to death to constitute at least a majority of the members of the Board; provided that any director whose election, or nomination for election by SeaChange’s stockholders, was approved by a vote of at least a majority of the members of the Board then still in office who were members of the Board at the beginning of such 12-calendar-month period, shall be deemed to be an Incumbent Director;

•

any consolidation or merger of SeaChange where the stockholders of SeaChange, immediately prior to the consolidation or merger, would not, immediately after the consolidation or merger, beneficially own (as such term is defined in Rule 13d-3 under the Exchange Act), directly or indirectly, shares of SeaChange common stock representing in the aggregate 50% or more of the combined voting power of the securities of the corporation issuing cash or securities in the consolidation or merger (or of its ultimate parent corporation, if any);

•

there shall occur (A) any sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of SeaChange, other than a sale or disposition by SeaChange of all or substantially all of SeaChange’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by persons in substantially the same proportion as their ownership of SeaChange immediately prior to such sale or (B) the approval by stockholders of SeaChange of any plan or proposal for the liquidation or dissolution of SeaChange; or

•

any corporation or other legal person, pursuant to a tender offer, exchange offer, purchase of stock (whether in a market transaction or otherwise) or other transaction or event acquires securities representing 40% or more of the combined voting power of the voting securities of SeaChange, or there is a report filed on Schedule 13D or Schedule 14D-1 (or any successor schedule, form or report), each as promulgated pursuant to the Exchange Act, disclosing that any “person” (as such term is used in Section 13(d)(3) or Section 14(d)(2) of the Exchange Act) has become the “beneficial owner” (as such term is used in Rule 13d-3 under the Exchange Act) of securities representing 40% or more of the combined voting power of the voting securities of SeaChange.

Notwithstanding the foregoing, none of the aforementioned events shall constitute a Change in Control unless such event constitutes a “change in the ownership or effective control” or a change “in the ownership of a substantial portion of the assets,” in each case within the meaning of Section 409A(a)(2)(A)(v) of the Internal Revenue Code of 1986, as amended, and any regulations and other guidance in effect from time-to-time thereunder.

For purposes of the CIC Agreements, a “Covered Termination” means:

if, within the two (2) year period immediately following a Change in Control, Mr. Aquino or Mr. Prinn (i) is terminated by SeaChange without cause (other than on account of death or disability), or (ii) terminates the Mr. Aquino’s or Mr. Prinn’s employment with SeaChange for Good Reason (as defined herein).  Mr. Aquino or Mr. Prinn shall not be deemed to have been terminated for purposes of the CIC Agreement merely because he ceases to be employed by SeaChange and becomes employed by a new employer involved in the Change in Control; provided that such new employer shall be bound by the CIC Agreement as if it were SeaChange with respect to Mr. Aquino and Mr. Prinn. It is expressly understood that no Covered Termination shall be deemed to have occurred merely because, upon the occurrence of a Change in Control, Mr. Aquino or Mr. Prinn ceases to be employed by SeaChange and does not become employed by a successor to SeaChange after the Change in Control if the successor makes an offer to employ him on terms and conditions which, if imposed by SeaChange, would not give him a basis on which to terminate employment for Good Reason.

For purposes of the CIC Agreements, a “Good Reason” means:

without the express written consent of Mr. Aquino or Mr. Prinn, respectively, the occurrence after a Change in Control of any of the following circumstances:

(i)

the material reduction of his title, authority, duties or responsibilities, or the assignment to him of any duties inconsistent with his position, authority, duties or responsibilities from those in effect immediately prior to the Change in Control;

(ii)

a requirement that he report to anyone other than the SeaChange board of directors and/or the chief executive officer of the acquiring entity and/or the chief business officer of the applicable business unit of the acquiring company;

(iii)	a material reduction in the budget over which he retains authority from that which exists as of immediately prior to the Change in Control;
(iv)	a reduction in his base salary as in effect immediately before the Change in Control;
(v)

a material reduction in his annual bonus opportunity or annual target long-term incentive compensation opportunity (whether payable in cash, shares of SeaChange Common Stock or a combination thereof) as in effect on the Change in Control; provided, that for the avoidance of doubt, a material reduction of such annual target long-term incentive compensation opportunity shall not be deemed to occur if such opportunity becomes payable solely in cash;
(vi)

SeaChange’s requiring him to be based at any other geographic location more than 50 miles from that location at which he primarily performed his services immediately prior to the occurrence of a Change in Control, except for required travel on SeaChange’s business to an extent substantially consistent with his business travel obligations immediately prior to such Change in Control;

(vii)	the failure of SeaChange to obtain a reasonable agreement from any successor to assume and agree to perform the CIC Agreement, as contemplated in Section 6.1(a) thereof;
(viii)	the failure of SeaChange to pay him any amounts due under the terms of the CIC Agreement; or

(ix)	any material breach by SeaChange of the CIC Agreement, including but not limited to a breach of the obligation under Section 2 thereof.

For avoidance of doubt, whether there has been a reduction of an annual bonus opportunity or an annual target long-term incentive compensation opportunity under clause (v) above shall take into account, without limitation, any target, minimum and maximum amounts payable and the attainability and otherwise the reasonableness of any performance hurdles, goals and other measures, each considered relative to the corresponding element with respect to Mr. Aquino or Mr. Prinn in the period prior to the Change in Control.

Notwithstanding anything to the contrary contained herein, Mr. Aquino’s or Mr. Prinn’s termination of employment will not be treated as for Good Reason as the result of the occurrence of any event specified in the foregoing clauses (i) through (ix) unless, within ninety (90) days following the occurrence of such event, he provides written notice to SeaChange of the occurrence of such event, which notice sets forth the nature of the event and he terminates employment on the 30th day following receipt by SeaChange of such notice.

The following Summary Compensation Table sets forth the total compensation paid or accrued for the fiscal years ended January 31, 2022 and January 31, 2021 for our principal executive officers during fiscal 2022 and our other two most highly compensated executive officers who were serving as executive officers on January 31, 2022. We refer to these officers as our named executive officers.

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Peter Aquino (3)	2022	121,970	—	648,000	—	—	769,970
President and Chief Executive Officer	2021	—	—	—	—	—	—
Michael Prinn (4)	2022	300,000	66,000	—	185,385	—	551,385
Chief Financial Officer, Executive Vice President & Treasurer	2021	260,941	—	200,000	20,315	—	481,256
Robert Pons (5)	2022	—	—	266,500	—	156,750	423,250
Former Executive Chairman	2021	—	—	—	—	—	—

(1)   The amounts shown under the “Stock Awards” column represent the aggregate grant date fair value of the applicable RSU and target PSU awards as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), disregarding any estimates of forfeitures relating to service-based vesting conditions. Performance-based RSUs and PSUs are valued at the grant date based upon the probable outcome of the performance metrics. Therefore, the amounts under the “Stock Awards” column do not reflect the amount of compensation actually received by the named executive officer during the fiscal year. Stock Awards granted for fiscal 2022 consist of: for Mr. Aquino, a new hire RSU stock award valued at $324,000 and a new hire PSU stock award valued at $324,000; and Mr. Pons, a stock award of 150,000 RSUs valued at $166,500 as compensation for his service as Executive Chairman of the Company and a stock award of 86,957 RSUs valued at $100,000 as his fiscal 2022 annual equity compensation for his service as a member of the Board.

(2)

The amounts shown under the “Option Awards” column represent the aggregate grant date fair value of the applicable option awards, as computed in accordance with ASC 718 disregarding any estimates of forfeitures relating to service- based vesting conditions. Option Awards in this table for fiscal 2022 consist of: for Mr. Prinn, a stock award for 200,000 options valued at $116,680 and an annual Long-Term Incentive (“LTI”) performance-based stock option award for 75,000 options valued at $68,705.

(3)

Mr. Aquino joined the Company on September 27, 2021 as the President, Chief Executive Officer and a member of the Board of the Company. The compensation paid in fiscal 2022 is for the period from September 27, 2021 through January 31, 2022. He was not compensated in fiscal year 2021.

(4)	Includes a discretionary bonus paid or accrued for the fiscal year ended January 31, 2022.
(5)

Other compensation for Mr. Pons of $156,750 is comprised of $70,000 in fees paid to Mr. Pons for his service as a member of the Board and $86,750 for his service as Executive Chairman of the Company from January 8, 2021 until September 26, 2021.

Outstanding Equity Awards at Fiscal 2022 Year-End

The following table sets forth information concerning outstanding stock options and stock awards for each named executive officer as of January 31, 2022.

	Options Awards (1)						Stock Awards (2)(3)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Peter Aquino	—	—	—	—	—	—	575,000	718,750
Michael Prinn	10/8/2019	66,667	33,333	—	2.80	10/8/2029	52,381	65,476
	6/30/2020	25,006	—	—	1.51	6/30/2030
	2/10/2021	—	200,000	—	1.38	2/10/2031
	6/24/2021	34,375	—	37,500	1.33	6/24/2031
Robert Pons	—	—	—	—	—	—	108,743	135,929

(1)

All options in the table above were granted under SeaChange’s Second Amended and Restated 2011 Compensation Incentive Plan (the “2011 Plan”) until the 2011 Plan’s expiration in July 2021.  Options granted after July 2021 were granted under the 2021 Compensation and Incentive Plan.  The long-term incentive award stock options listed in the column, “Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options” will vest quarterly in six additional tranches beginning on 3/24/22 and ending on 6/24/23.

(2)

These columns show the number of shares of common stock represented by unvested RSUs and PSUs at January 31, 2022.  The remaining vesting dates for these unvested RSUs and PSUs as of January 31, 2022 were as follows in the table below.

(3)	The market value reflects the closing price for SeaChange common stock on January 31, 2022, which was $1.25 per share.

The following table represents the number of stock awards that have not vested as of January 31, 2022 for the named executive officers.

Name	Number of Stock Awards That Have Not Vested	Date of Grant	Vesting Dates
Peter Aquino	300,000	9/27/2021	9/27/22, 9/27/23, 9/27/24
	275,000	9/27/2021	3/27/22, 6/27/22, 9/27/22, 12/27/22, 3/27/23, 6/27/23, 9/27/23, 12/27/23, 3/27/24, 6/27/24, 9/27/24*
Michael Prinn	9,524	5/26/2020	5/26/2022, 5/26/2023
	42,857	5/26/2020	5/26/2022, 5/26/2023*
Robert Pons	21,786	2/28/2019	2/28/22
	86,957	7/8/2021	7/8/2021

* This stock award’s vesting is contingent on the passage of time and the attainment of certain financial goals.

Director Compensation

The non-employee members of the Board are compensated as follows:

•

Compensation. Each outside director receives an annual retainer of $45,000. Each member of the Audit Committee received additional cash compensation of $7,500. Each member of the Compensation Committee received additional cash compensation of $6,000. The Corporate Governance and Nominating Committee received additional cash compensation of $5,000.

•

Stock Grants. Each non-employee director is entitled to receive an annual grant of RSUs valued at $100,000, granted on the date of our annual meeting of stockholders and which vests in full one year from the grant date, subject to acceleration in the event of a Change in Control. Our non-employee directors have the option to receive stock options or DSUs in lieu of RSUs, and the shares underlying the DSUs are not issued until the earlier of the director ceasing to be a member of the Board or immediately prior to consummation of a Change in Control.

Newly appointed non-employee directors receive an initial grant of RSUs valued at $100,000, granted on the date of the director’s appointment or election to the Board, which vest annually in three (3) equal tranches over a three (3) year period, subject to acceleration in the event of a Change in Control (as defined in the applicable plan and/or award agreement). Newly appointed non-employee directors also receive (i) 100% of the annual grant of RSUs valued at $100,000, if their appointment/election is within six (6) months of the Company’s last annual meeting of stockholders or (ii) 50% of the annual grant of RSUs valued at $50,000, if their appointment/election is within six (6) months of the Company’s next annual meeting of stockholders. New non-employee directors have the option to receive their initial grant in the form of stock options or DSUs rather than RSUs (as described above with respect to the annual awards).

•

Committee Chair Bonus. The Chairman of the Audit Committee receives additional annual cash compensation of $15,000. The Chairman of the Compensation Committee receives additional annual cash compensation of $12,000. The Chairman of the Corporate Governance and Nominating Committee receives additional annual cash compensation of $10,000.   An additional Strategic Advisory Committee of the Board was created in fiscal 2022.  The Chairman of the Strategic Advisory Committee receives an annual grant of 50,000 stock options that vests in one year from the date of grant.

•	Chairman of the Board Compensation. The Chairman of the Board receives additional annual cash compensation of $25,000.

The following table sets forth information concerning the compensation of our directors who are not named executive officers for the fiscal year ended January 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Total ($)
David Nicol (2)	35,500	250,000	285,500
Robert Pons (3)	156,750	266,500	423,250
Julian Singer (4)	57,201	235,000	292,201
Steven Singer (5)	15,717	200,000	215,717
Matthew Stecker (6)	69,500	293,100	362,600

(1) The grant date fair value for each of these stock awards listed above are as follows:

Name	Date of Grant	Stock Awards (#RSUs, DSUs or options)	Total Grant Date Fair Value ($)
David Nicol (2)	5/14/2021	142,857	150,000
	7/8/2021	86,957	100,000
Robert Pons (3)	7/8/2021	86,957	100,000
	7/28/2021	150,000	166,500
Julian Singer (4)	7/8/2021	86,957	100,000
	7/20/2021	125,000	135,000
Steven Singer (5)	8/3/2021	186,916	200,000
Matthew Stecker (6)	2/10/2021	109,489	150,000
	6/24/2021	50,000	43,100
	7/8/2021	86,957	100,000

None of the stock awards listed above were exercised in fiscal 2022 and the amounts set forth do not represent amounts received by the Directors. Fair value of stock options is valued in accordance with ASC 718, excluding the estimated impact of forfeitures of stock option grants.

(2)

Mr. Nicol was appointed to the Board on May 14, 2021 and received the following Stock Awards granted at fair value during fiscal 2022: an initial stock award valued at $100,000 for his appointment to the Board and additional stock awards valued at $150,000 for his services to the Company for fiscal 2022.  Mr. Nicol elected RSUs for all his fiscal 2022 grants.

(3) Mr. Pons received an annual stock award valued at $100,000 for his service as a member of the Board. Mr. Pons also received an additional stock award valued at $166,500, that vested in its entirety on the grant date, towards compensation for his services as Executive Chairman of the Company from January 2021 until September 2021. Mr. Pons elected to take RSUs for all of his fiscal 2022 grants.

(4) Mr. Julian Singer received an annual stock award valued at $100,000 for his services as a member of the Board. Mr. Singer also received an additional stock award valued at $135,000 on July 20, 2021, that vested in its entirety on the grant date, with respect to his leadership in the Company’s capital fund raising activities during fiscal 2022. Mr. Julian Singer elected to take RSUs for all of his fiscal 2022 grants.

(5)

Mr. Steven Singer was appointed to the Board on August 3, 2021 and received a stock award valued at $100,000 for his appointment to the Board, and an annual award valued at $100,000 for his services as a member of the Board on August 3, 2021.   Mr. Steven Singer elected RSUs for all his fiscal 2022 grants.

(6)

Mr. Stecker was appointed to the Board on February 10, 2021 and received an initial stock award valued at $100,000 for his appointment to the Board, as well as additional stock awards for his services to the Board totaling $193,100 during fiscal 2022. Mr. Stecker elected RSUs and DSUs totaling 109,489 and 86,957, respectively for his fiscal 2022 grants. Mr. Stecker also received a stock award of 50,000 stock options at a grant date fair value of $43,100, to vest in their entirety in one year, for serving as the Chairman of the Board’s Strategic Advisory Committee.

The following table sets forth the following aggregate number of shares under outstanding stock awards and stock options held by Directors who are not named executive officers as of January 31, 2022.

Name	Aggregate Stock Awards Outstanding (#)	Aggregate Stock Options Outstanding (#)
David Nicol (1)	182,195	—
Robert Pons (2)	108,743	—
Julian Singer (3)	134,238	—
Steven Singer (4)	186,916	—
Matthew Stecker (5)	159,950	50,000

(1)	All 182,195 outstanding stock awards for Mr. Nicol are RSUs.
(2)	Of the 108,743 outstanding stock awards for Mr. Pons, 86,957 stock awards are RSUs and 21,786 stock awards are DSUs.
(3)	All 134,238 outstanding stock awards for Mr. Julian Singer are RSUs.
(4)	All 186,916 outstanding stock awards for Mr. Steven Singer are RSUs.
(5)	Of the 159,950 outstanding stock awards for Mr. Stecker, 72,993 stock awards are RSUs and 86,957 stock awards are DSUs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of SeaChange common stock as of May 15, 2022 by:

•	each person or entity who is known by SeaChange to beneficially own more than five percent (5%) of the common stock of SeaChange;
•	each of the directors of SeaChange and each of the executive officers of SeaChange named in the Summary Compensation Table; and

•all of the directors and executive officers of SeaChange as a group.

Except for the named executive officers and directors, none of these persons or entities has a relationship with SeaChange, except as disclosed below under “Certain Relationships and Related Transactions.” Unless otherwise indicated, the address of each person or entity named in the table is c/o SeaChange International, Inc., 177 Huntington Avenue, Suite 1703, PMB 73480, Boston, Massachusetts 02115-3153, and each person or entity has sole voting power and investment power (or shares such power with his or her spouse), with respect to all shares of capital stock listed as owned by such person or entity.

The number and percentage of shares beneficially owned is determined in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power and also any shares of common stock underlying and options or warrants that are exercisable by that person within sixty (60) days of May 15, 2022. However, the shares underlying RSUs, PSUs, DSUs, options or warrants are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity. Percentage of beneficial ownership is based on 49,246,801 shares of SeaChange’s common stock outstanding as of May 15, 2022.

Name	Amount and Nature of Beneficial Ownership (#)	Percent of Common Stock Outstanding
Peter Aquino	27,777	*
Michael Prinn (1)	206,683	*
David Nicol	166,322	*
Robert Pons (2)	744,772	1.5%
Julian Singer	306,520	*
Steven Singer	93,458	*
Matthew Stecker (3)	197,784	*
Karen Singer/TAR Holdings LLC (4) 212 Vaccaro Drive Cresskill, NJ 07626	6,067,616	12.3%
Footprints Asset Management & Research, Inc. (5) 11422 Miracle Hills Drive, Suite 208 Omaha, NE 68154	3,054,458	6.2%
All Executive Officers and Directors as a group (7 persons) (6)	1,743,316	3.5%

*	Less than 1%
(1)	Consists of 205,215 shares of Common Stock subject to currently exercisable stock options (includes stock option grants that will become exercisable within 60 days of May 15, 2022).
(2)	Of the 744,772 shares listed above, 157,211 are non-voting DSUs.

(3)

Consists of 50,000 shares of common stock subject to currently exercisable stock options, (includes stock option grants that will become exercisable within 60 days of May 15, 2022). Of the 197,784 shares listed above, 86,957 are non-voting DSUs.

(4)

According to a Schedule 13D/A filed on February 15, 2022, TAR may be deemed to have sole dispositive power and sole voting power over the above-mentioned 6,067,616 shares. TAR are parties to the Cooperation Agreement and a Stockholder Agreement with respect to the merger.

(5)

According to a Schedule 13G filed on February 14, 2019, Footprints Asset Management and Research, Inc., a registered Investment Advisor firm of which Mr. Stephen J. Lococo is the controlling shareholder, a director, and President and Portfolio manager, may be deemed to have sole dispositive power and sole voting power over the above-mentioned 3,054,458 shares.

(6)

This group is comprised of SeaChange’s executive officers and directors as of the date of this prospectus/proxy statement. Includes an aggregate of 255,215 shares of common stock which the directors and executive officers, as a group, have the right to acquire by exercise of stock options.

Equity Compensation Plan Information

The following table summarizes all of our equity compensation plans, including those approved by stockholders and those not approved by stockholders as of January 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,993,888 (2)	$1.40	2,658,942 (3)

(1)	Consists of the 2021 Compensation and Incentive Plan (the “2021 Plan”) and the 2015 Employee Stock Purchase Plan (“ESPP”).
(2)	Includes 1,730,548 RSUs, DSUs, and PSUs that are not included in the calculation of the weighted-average exercise price.
(3)	As of January 31, 2022, 1,583,918 shares remained available for issuance under the 2021 Plan and 1,075,024 shares remained available under the ESPP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SeaChange has adopted a written policy pursuant to the Second Amended and Restated Charter of the Audit Committee and the Charter of the Corporate Governance and Nominating Committee that all transactions between SeaChange and its officers, directors, principal stockholders and  affiliates will be  approved by  a majority of the Board, including a majority of the independent and disinterested outside directors on the Board, and will be on terms no less favorable to SeaChange than could be obtained from unaffiliated third parties.

There were no transactions, or series of transactions, since February 1, 2020, or any currently proposed transactions, in which SeaChange is a party that require disclosure under Item 404 of Regulation S-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services provided by Marcum LLP for the audit of our consolidated financial statements and other services for the fiscal years ended January 31, 2022 and January 31,

2021.

	2022	2021
Audit Fees	$525,300	$519,635
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total:	$525,300	$519,635

Audit Fees. This category includes fees for the audits of the Company’s annual financial statements, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services that are normally provided by the independent auditors in connection with statutory and regulatory filings and engagements for the relevant fiscal years.

Audit-Related Fees. This category consists of audits performed in connection with certain acquisitions.

Tax Fees. This category consists of professional services rendered for tax compliance, tax planning, and tax advice.

There were no other fees paid or accrued to Marcum LLP in the fiscal years ended January 31, 2022 or January 31, 2021.

The Audit Committee has determined that the provision of the services as set out above is compatible with maintaining Marcum LLP’s independence.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit, audit-related, tax and other non-audit services that may be provided by Marcum LLP, the independent registered public accounting firm. The policy identifies the principles that must be considered by the Audit Committee in approving these services to ensure that Marcum LLP’s independence is not impaired; describes the audit and audit-related, tax and other services that may be provided; and sets forth pre-approval requirements for all permitted services. To date, Audit Committee pre-approval has been sought for the provision of all services by Marcum LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(b) Exhibits

Exhibit No.	Description

31.3*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

104*	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: May 26, 2022	By:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Executive Vice President and Treasurer