Form 10-Q
period 2022-04-30
SEACHANGE INTERNATIONAL INC
filed 2022-06-08
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38828

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 Huntington Ave, Ste 1703 PMB 73480, Boston, MA	02115
(Address of principal executive offices)	(Zip Code)

(978) 897-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SEAC	The Nasdaq Global Select Market

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

The number of shares outstanding of the registrant’s Common Stock on June 6, 2022 was 49,283,309.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,	January 31,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,465	$17,528
Accounts receivable, net of allowance for doubtful accounts of $590 and $500 at April 30, 2022 and January 31, 2022, respectively	7,274	8,819
Unbilled receivables	9,950	9,160
Prepaid expenses and other current assets	2,687	2,310
Total current assets	36,376	37,817
Property and equipment, net	804	902
Operating lease right-of-use assets	1,763	2,031
Goodwill	9,452	9,882
Unbilled receivables	2,972	3,952
Other assets	503	612
Total assets	$51,870	$55,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,266	$2,960
Accrued expenses	4,190	4,217
Deferred revenue	4,771	3,947
Total current liabilities	11,227	11,124
Deferred revenue	147	77
Operating lease liabilities	1,147	1,361
Taxes payable	110	110
Other liabilities	3	—
Total liabilities	12,634	12,672
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 49,418,721 shares issued and 49,246,801 shares outstanding at April 30, 2022; 49,347,604 shares issued and 49,175,684 shares outstanding at January 31, 2022	494	493
Additional paid-in capital	265,927	265,644
Treasury stock, at cost; 171,920 shares at April 30, 2022 and January 31, 2022	(227)	(227)
Accumulated other comprehensive loss	(1,549)	(973)
Accumulated deficit	(225,409)	(222,413)
Total stockholders' equity	39,236	42,524
Total liabilities and stockholders' equity	$51,870	$55,196

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended April 30,
	2022	2021
Revenue:
Product	$2,826	$1,620
Service	3,897	3,432
Total revenue	6,723	5,052
Cost of revenue:
Product	1,645	406
Service	1,858	1,815
Total cost of revenue	3,503	2,221
Gross profit	3,220	2,831
Operating expenses:
Research and development	1,707	2,668
Selling and marketing	982	1,380
General and administrative	2,286	2,105
Severance and restructuring costs	165	484
Transaction costs	816	—
Total operating expenses	5,956	6,637
Loss from operations	(2,736)	(3,806)
Other expense, net	(259)	(228)
Loss before income taxes	(2,995)	(4,034)
Income tax provision	(1)	(34)
Net loss	$(2,996)	$(4,068)
Net loss per share, basic	$(0.06)	$(0.10)
Net loss per share, diluted	$(0.06)	$(0.10)
Weighted average common shares outstanding, basic	49,223	41,307
Weighted average common shares outstanding, diluted	49,223	41,307
Comprehensive loss:
Net loss	$(2,996)	$(4,068)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(576)	41
Unrealized gains on marketable securities	—	1
Total other comprehensive (loss) income	(576)	42
Comprehensive loss	$(3,572)	$(4,026)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2022	49,347,604	$493	$265,644	$(227)	$(973)	$(222,413)	$42,524
Issuance of common stock pursuant to vesting of restricted stock units	71,117	1	(1)	—	—	—	—
Stock-based compensation expense	—	—	284	—	—	—	284
Foreign currency translation adjustment	—	—	—	—	(576)	—	(576)
Net loss	—	—	—	—	—	(2,996)	(2,996)
Balances at April 30, 2022	49,418,721	$494	$265,927	$(227)	$(1,549)	$(225,409)	$39,236

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541
Issuance of common stock pursuant to vesting of restricted stock units	178,096	2	(2)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	95,538	1	136	—	—	—	137
Issuance of common stock, net of issuance costs	10,323,484	103	17,359	—	—	—	17,462
Stock-based compensation expense	—	—	208	—	—	—	208
Unrealized gains on marketable securities	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	41	—	41
Net loss	—	—	—	—	—	(4,068)	(4,068)
Balances at April 30, 2021	48,408,342	$484	$264,147	$(227)	$(31)	$(219,051)	$45,322

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Three Months Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,996)	$(4,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	67	376
Loss on disposal of fixed assets	—	77
Gain on write-off of operating lease right-of-use assets and liabilities related to termination	—	(328)
Provision for bad debts	88	—
Stock-based compensation expense	284	208
Realized and unrealized foreign currency transaction loss	357	263
Other	—	1
Changes in operating assets and liabilities:
Accounts receivable	1,351	(208)
Unbilled receivables	104	1,431
Prepaid expenses and other current assets and other assets	(359)	—
Accounts payable	(652)	34
Accrued expenses and other liabilities	79	173
Deferred revenue	934	221
Net cash used in operating activities	(743)	(1,820)
Cash flows from investing activities:
Purchases of property and equipment	(15)	(7)
Proceeds from sales and maturities of marketable securities	—	252
Net cash (used in) provided by investing activities	(15)	245
Cash flows from financing activities:
Proceeds from stock option exercises	—	137
Proceeds from issuance of common stock, net of issuance costs	—	17,462
Net cash provided by financing activities	—	17,599
Effect of exchange rate on cash, cash equivalents and restricted cash	(328)	(199)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,086)	15,825
Cash, cash equivalents and restricted cash at beginning of period	17,856	6,084
Cash, cash equivalents and restricted cash at end of period	$16,770	$21,909
Supplemental disclosure of cash flow information
Income tax payments, net	$66	$101

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company consolidates the financial statements of its wholly owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the instructions to Quarterly Report on Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair presentation. The year-end condensed consolidated balance sheet data as of January 31, 2022 was derived from our audited consolidated financial statements and may not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on April 8, 2022.

Liquidity

The Company had $16.5 million of available cash as of April 30, 2022, excluding $0.3 million of restricted cash.

The Company believes that existing cash and cash expected to be provided by future operating results will be adequate to satisfy its working capital, capital expenditure requirements and other contractual obligations for at least 12 months from the date of this filing.

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

Merger Agreement

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller will be merged with and into SeaChange, and the separate existence of Triller shall cease, with SeaChange continuing as the surviving corporation (the “Merger”). Upon the closing of the Merger, the name of the combined company (the “Post-Merger Company”) will be changed to “TrillerVerz Corp.”

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

Consummation of the Merger is subject to customary closing conditions, including approvals by SeaChange’s stockholders and Triller’s unitholders, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the effectiveness of certain filings with the SEC, the Buyer Class A Common Stock to be issued in the Merger being approved for listing on Nasdaq and SeaChange and Triller having specified levels of working capital.

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

The Merger Agreement contains certain termination rights for both SeaChange and Triller. Upon termination of the Merger Agreement, under certain specified circumstances, (i) SeaChange may be required to pay a termination fee of $4 million to Triller, (ii) Triller may be required to pay a termination fee of $4 million to SeaChange, (iii) SeaChange may be required to reimburse Triller for expenses of up to $1.5 million and (iv) Triller may be required to reimburse SeaChange for expenses of up to $0.75 million.

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

In April 2022, SeaChange and Triller entered into the Second Amendment to Agreement and Plan of Merger (the “Second Amendment”). Pursuant to the Second Amendment, the parties clarified the election process for SeaChange stockholders of record, as of the record date to be established by SeaChange for voting on the Merger, to elect the type of consideration that such stockholders shall receive in connection with the Merger—either Cash/Notes Consideration or Stock Consideration. If a SeaChange stockholder does not make a valid election to receive Cash/Notes Consideration before the election deadline to be established, such SeaChange stockholder will be deemed to have elected the Stock Consideration and will receive such Merger consideration as is determined in accordance with the Merger Agreement.

In addition, pursuant to the Second Amendment, the parties revised the calculation of Stock Consideration that will be received by a SeaChange stockholder deemed to have elected to receive such Stock Consideration. Such stockholder will now receive a number of shares of Buyer Class A Common Stock of the surviving corporation in an amount equal to that which such stockholder would have received if such stockholder had purchased, in an aggregate dollar amount equal to its pro rata portion of the Cash/Notes Consideration, Triller Class B common units at the median effective conversion or issuance price of all financings that Triller consummates prior to the Merger (subject to certain exclusions), based on total gross proceeds to Triller, and that such stockholder then participated pro-rata along with the Triller holders in the Merger.

The Company recorded $0.8 million of transaction costs in the first quarter of fiscal 2023, which is included in the condensed consolidated statements of operations and comprehensive loss for the three months ended April 30, 2022. The Company has preliminarily concluded that Triller will be treated as the accounting acquirer, however no affirmative determination can be made until the closing.
2.	Significant Accounting Policies

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, impairment of long-lived assets, management’s going concern assessment, accounting for income taxes, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in money market mutual funds. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral in relation to obligations set forth by the landlord of the Company’s Poland facility.

The following table provides a summary of (i) cash and cash equivalents and (ii) restricted cash in the condensed consolidated statements of cash flows as of the periods presented:

	As of April 30,
	2022	2021
	(Amounts in thousands)
Cash and cash equivalents	$16,465	$21,278
Restricted cash	305	631
Total cash, cash equivalents and restricted cash	$16,770	$21,909

	As of January 31,
	2022	2021
	(Amounts in thousands)
Cash and cash equivalents	$17,528	$5,856
Restricted cash	328	228
Total cash, cash equivalents and restricted cash	$17,856	$6,084

Restricted cash is included as a component of other assets in the condensed consolidated balance sheets.

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

The Company’s cash equivalents are carried at fair value determined according to the fair value hierarchy described above. The carrying values of accounts and other receivables, unbilled receivables, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Concentration of Credit Risk and of Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk include cash, cash equivalents and restricted cash, and accounts receivable. The Company has cash investment policies which, among other things, limit investments to investment-grade securities. The Company restricts its cash equivalents to repurchase agreements with major banks and U.S. government and corporate securities, which are subject to minimal credit and market risk. The Company performs ongoing credit evaluations of its customers.

The Company sells its software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. One customer accounted for 26% of total revenue for the three months ended April 30, 2022 and two customers accounted for 18% and 16% of total revenue for the three months ended April 30, 2021. One customer accounted for 11% of the combined accounts receivable, net and unbilled receivables balance as of April 30, 2022. Two customers each accounted for 10% of the combined accounts receivable, net and unbilled receivables balance as of January 31, 2022.

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

Goodwill is tested for impairment annually and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the Company’s market value as a result of a significant decline in the Company’s stock price. There were no impairment charges recorded during the three months ended April 30, 2022 or 2021.

Impairment of Long-Lived Assets

Long-lived assets primarily consist of property, plant and equipment and intangible assets with finite lives. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Recoverability of long-lived assets or groups of assets is assessed based on a comparison of the carrying amount to the estimated future undiscounted cash flows. If estimated future undiscounted net cash flows are less than the carrying amount, the asset is considered impaired and expense is recorded at an amount required to reduce the carrying amount to fair value. Determining the fair value of long-lived assets includes significant judgment by management, and different judgments could yield different results

The Company assesses the useful lives and possible impairment of existing recognized long-lived assets whenever events or changes in circumstances occur that indicate that it is more likely than not that an impairment has occurred. Factors considered important which could trigger a review include:

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

Determining whether a triggering event has occurred involves significant judgment. There were no triggering events or impairment charges recorded during the three months ended April 30, 2022 or 2021.

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

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the SSP is estimated, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. The Company enters into contracts with its customers that may include promises to transfer multiple performance obligations in the arrangement, such as software licenses, support, and professional services. The total fee of the contract may consist of one fixed price for all of the performance obligations or each performance obligation may be separately stated in the contract. Regardless of how the performance obligations are priced in the contract, the Company must determine the transaction price for each identified performance obligation. The Company recognizes the portion of the transaction price allocated to the software license on a residual basis. The residual basis is used when the contract arrangement has at least one performance obligation for which the SSP is observable (i.e. hardware and/or support services). The residual method is also utilized to estimate the transaction price for software licenses, as the selling price for software licenses is highly variable and the SSP is not discernable from past transactions or other observable evidence. The Company periodically re-evaluates its use of the residual approach estimate compared to all available observable data before concluding the estimate is representative of SSP.  In these contracts, the Company has observable SSP for the associated support services, and hardware, if applicable, that are sold with the software license based on historical observable data of selling support contracts on a standalone basis. The Company also provides SaaS offerings, combining access to hosted software with support services (inclusive of technical support and unspecified upgrades and bug fixes). The hosted software and support services are representative of stand ready obligations with the same pattern of transfer of control. SaaS offerings do not include the right for the customer to take possession of the software during the contract term, and therefore have one distinct performance obligation, which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services.

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

Contract Balances

Contract assets consist of unbilled revenue, which is recognized as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Unbilled receivables expected to be billed and collected within one year are classified as current assets or long-term assets if expected to be billed and collected after one year (see Note 8).

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under its sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. The Company determined that no impairment of these assets existed as of April 30, 2022 or January 31, 2022. The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $260 thousand as of April 30, 2022 and $297 thousand as of January 31, 2022. Current deferred capitalized commission costs are included in prepaid expense and other current assets in the condensed consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in the condensed consolidated balance sheets. Capitalized commissions expensed during the three months ended April 30, 2022 and 2021 were $37 thousand and $49 thousand, respectively, and are included in the condensed consolidated statement of operations and comprehensive loss.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. A contract is accounted for as a lease when the Company has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use operating lease asset and corresponding liability at the lease commencement date. The Company determines the classification and measurement of a modified lease at the date it is modified. The lease term includes only renewal options that are reasonably assured to exercise. The present value of lease payments is typically determined by using the Company’s estimated secured incremental borrowing rate for the associated lease term as interest rates implicit in the leases are not normally readily determinable. Management’s policy is to utilize the practical expedient to not record leases with an original term of twelve months or less on the Company’s condensed consolidated balance sheets, and lease payments are recognized in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of unrestricted common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted and deferred common stock units using the “treasury stock” method when the effect is not anti-dilutive. In periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been anti-dilutive:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands)
Stock options	1,241	1,897
Restricted stock units	—	135
Deferred stock units	—	41
	1,241	2,073

Pending Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of fiscal 2024. The Company is currently evaluating if this guidance will have a material effect to its consolidated financial statements.

All other ASUs issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3.	Condensed Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	April 30, 2022	January 31, 2022
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$3,640	$3,689
Office furniture and equipment	247	263
Leasehold improvements	135	143
	4,022	4,095
Less: Accumulated depreciation and amortization	(3,218)	(3,193)
Total property and equipment, net	$804	$902

Depreciation expense was $67 thousand and $60 thousand for the three months ended April 30, 2022 and 2021, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	April 30, 2022	January 31, 2022
	(Amounts in thousands)
Accrued employee compensation and benefits	$705	$1,138
Accrued professional fees	235	433
Sales tax and VAT payable	233	133
Current obligation - right of use operating leases	685	762
Third-party hardware	1,024	12
Accrued other	1,308	1,739
Total accrued expenses	$4,190	$4,217

4.	Goodwill and Intangible Assets

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

The following table represents the changes in goodwill since January 31, 2022:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2022	$9,882
Translation adjustment	(430)
Balance as of April 30, 2022	$9,452

The Company recognized amortization expense of finite-lived intangible assets in the following operating expense categories:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands)
Selling and marketing	$—	$195
Research and development	—	121
	$—	$316

The Company’s finite-lived intangible assets were fully amortized as of January 31, 2022.

5.	Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the condensed consolidated financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to pending legal proceedings, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our condensed consolidated financial statements. If our assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed.

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

The Company enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require the Company to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to its products. From time to time, the Company also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of its products and services or resulting from the acts or omissions of the Company, employees, authorized agents or subcontractors. From time to time, the Company has received requests from customers for indemnification of patent litigation claims. Management cannot reasonably estimate any potential losses, but these claims could result in material liability. There are no current pending legal proceedings, in the opinion of management, that would have a material adverse effect on the Company’s financial position, results from operations and cash flows. There is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will not have a material adverse effect on the Company’s financial position, results from operations or cash flows.

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

6.	Operating Leases

The Company has operating leases for facilities expiring at various dates through 2025.

The components of lease expense included in the condensed consolidated statements of operations and comprehensive loss are as follows:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands)
Operating lease cost	$143	$283
Short term lease cost, net	4	5
Total lease cost	$147	$288

Supplemental cash flow information related to the Company’s operating leases was as follows:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$143	$473

Supplemental balance sheet information related to the Company's operating leases was as follows:

	As of April 30, 2022	As of January 31, 2022
	(Amounts in thousands)
Operating lease right-of-use assets	$1,763	$2,031

Current portion, operating lease liabilities	685	762
Operating lease liabilities, long term	1,147	1,361
Total operating lease liabilities	$1,832	$2,123

Weighted average remaining lease term (years)	2.8	3.0
Weighted average incremental borrowing rate	5.0%	5.0%

The current portion, operating lease liabilities is included as a component of accrued expenses in the condensed consolidated balance sheets.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year as of April 30, 2022 are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2023	$581
2024	710
2025	731
Total lease payments	2,022
Less interest	190
Total operating lease liabilities	$1,832

In the first quarter of fiscal 2022, the Company entered into a sublease termination agreement (the “Termination Agreement”) with respect to its former headquarters in Waltham, Massachusetts. In connection to the Termination Agreement, the Company agreed to pay the sublandlord a total of $0.4 million in termination payments, of which approximately $0.3 million was paid during the three months ended April 30, 2021. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended April 30, 2021. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.

Additionally, in fiscal 2022, the Company entered into two operating sublease agreements (collectively, the “Subleases”) with respect to part of its existing Poland facility lease (the “Head Lease”). The Company accounted for the Head Lease and the Subleases as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Subleases are short-term and have effective end dates of less than one year from April 30, 2022. The Head Lease rent expense is presented net of sublease income and reported as a component of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $44 thousand of sublease income for the three months ended April 30, 2022.

7.	Stockholders’ Equity

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

The Company’s 2021 Compensation and Incentive Plan (the “2021 Plan”) was proposed by the Board and adopted by the Company’s stockholders in July 2021 to permit the continued issuance of equity-based compensation, including the granting of ISOs, NQs, restricted stock, RSUs, DSUs, PSUs, and other equity based non-stock option awards as determined by the plan administrator to officers, employees, consultants and directors. Under the 2021 Plan, the Company may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board, or a committee of independent members of the Board (the “Committee”), is responsible for the administration of the 2021 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board or Committee may elect to modify the terms of an award. The number of shares authorized for issuance under the 2021 Plan is 4,896,878, including 2,396,878 shares awarded under the 2011 Plan that may become available for issuance under the 2021 Plan due to the expiration, termination, surrender, or forfeiture of such outstanding awards. As of April 30, 2022, there were 1,620,584 shares available for future grants.

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

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of common stock according to the terms of the offering.  On each purchase date, eligible employees can purchase stock at a price per share equal to 85% of the closing price of the Company’s common stock on the exercise date, but no less than par value.  The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of April 30, 2022. There were no shares purchased under the ESPP during the three months ended April 30, 2022 or 2021 as the Company suspended the ESPP as of April 1, 2020 and is still evaluating when the suspension will be lifted, if at all.

Award Activity

No option awards or RSUs, including DSUs and PSUs, were granted for the three months ended April 30, 2022. There were 36,666 option awards and no RSU awards canceled for the three months ended April 30, 2022.

Stock-Based Compensation

The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands)
Cost of revenue	$8	$1
Research and development	6	(77)
Sales and marketing	11	18
General and administrative	259	266
	$284	$208

As of April 30, 2022, unrecognized stock-based compensation expense related to unvested stock options was approximately $0.3 million, which is expected to be recognized over a weighted average period of 1.5 years. As of April 30, 2022, unrecognized stock-based compensation expense related to unvested RSUs and DSUs was approximately $0.6 million, which is expected to be recognized over weighted average amortization periods of 1.3 years. Additionally, as of April 30, 2022, unrecognized stock-based compensation expense related to unvested PSUs was less than $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.2 years.

8.	Accounts Receivables, Contract Assets, and Contract Liabilities

Receivables

The following table summarizes the Company’s accounts receivable, net and unbilled receivables:

	As of April 30,	As of January 31,
	2022	2022
	(Amounts in thousands)
Accounts receivable, net	$7,274	$8,819
Unbilled receivables, current	9,950	9,160
Unbilled receivables, long-term	2,972	3,952
	$20,196	$21,931

Contract Assets

Contract assets consist of unbilled receivables and are customer committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.

Unbilled receivables are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of April 30,
	2022	Percentage
1 year or less	$9,950	77%
1-2 years	1,975	15%
2-5 years	997	8%
Total unbilled receivables	$12,922	100%

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue as of April 30, 2022 is due to new billings in advance of revenue recognition offset by revenue recognized during the period.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2022	$3,947	$77
Increase	824	70
Balance as of April 30, 2022	$4,771	$147

The Company recognized $0.8 million of revenue related to deferred billings for the three months ended April 30, 2022.

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of April 30, 2022 is $24.9 million and consists primarily of undelivered software, service, and support obligations. This amount in part includes amounts billed for undelivered services that are included in deferred revenue reported on the condensed consolidated balance sheets. The Company expects to recognize $16.1 million as revenue within one year, an additional $6.1 million in the following year, and the remaining revenue thereafter. The Company expects to recognize substantially all of the remaining performance obligations by the first quarter of fiscal 2028. Revenue recognized for the three months ended April 30, 2022 related to remaining performance obligations as of the previous fiscal year ended January 31, 2022 was $6.1 million.

9.	Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table disaggregates revenue by revenue stream:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands)
Product revenue:
License and subscription	$1,222	$1,620
Hardware	1,604	—
Total product revenue	2,826	1,620
Service revenue:
Maintenance and support	2,939	2,977
Professional services and other	958	455
Total service revenue	3,897	3,432
Total revenue	$6,723	$5,052

The following table disaggregates revenue by timing of transfer of goods or services:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands)
Transferred at a point in time
Product revenue	$2,250	$1,016
Transferred over time(1)
Product revenue	576	604
Service revenue	3,897	3,432
Total revenue	$6,723	$5,052
(1)	Comprised of SaaS, hosting, term licenses, support contracts, and professional services.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended April 30,
	2022	%	2021	%
	(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America(1)	$4,328	64%	$2,701	53%
Europe and Middle East	1,393	21%	1,961	39%
Latin America	761	11%	213	4%
Asia Pacific	241	4%	177	4%
Total revenue	$6,723		$5,052

(1)	Includes total revenue for the United States for the periods shown as follows:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands, except percentages)
U.S. Revenue	$3,874	$2,198
% of total revenue	58%	44%

The following summarizes long-lived assets by geographic locations:

	As of April 30, 2022%		As of January 31, 2022%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$4,868	81%	$6,208	83%
Europe and Middle East	1,143	19%	1,258	17%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$6,042		$7,497

(1)	Excludes goodwill.
10.	Income Taxes

Each interim period is considered an integral part of the annual period and, accordingly, the Company measures income tax expense using an estimated annual effective tax rate. The Company is required, at the end of each interim reporting period, to make its best estimate of the annual effective tax rate for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, as adjusted for discrete taxable events that occur during the interim period.

The Company recorded an income tax provision of less than $0.1 million for the three months ended April 30, 2022 and 2021. The Company’s effective tax rate in fiscal 2023, and in future periods, may fluctuate on a quarterly basis as a result of changes in jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on deferred tax assets, changes in actual results versus estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2022, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company has closed out an audit with the Internal Revenue Service for its U.S. income tax returns through fiscal 2013; however, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as federal research and development credit carryovers.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and such statements involve risks and uncertainties. The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on April 8, 2022 and as amended on May 26, 2022 (the “Form 10-K”), for our fiscal year ended January 31, 2022 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

SeaChange International, Inc., (“SeaChange,” the “Company,” “we” or similar terms) was incorporated under the laws of the state of Delaware on July 9, 1993. We are an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. We sell our software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; and broadcasters.

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

In January 2021, our Chief Executive Officer resigned, and Robert Pons, a member of the Company’s Board of Directors (the “Board”) was subsequently appointed Executive Chairman and Principal Executive Officer in the interim. In September 2021, Peter Aquino was appointed as the Company’s President and Chief Executive Officer. Upon the appointment of Mr. Aquino, Mr. Pons resigned as the Company’s Executive Chairman and Principal Executive Officer, but remains Chairman of the Board.

In March 2019, our Board approved and adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) to deter acquisitions of our common stock that would potentially limit our ability to use net operating loss carryforwards to reduce our potential future federal income tax obligations. In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan was approved by our stockholders at our 2019 annual meeting of stockholders. The Tax Benefits Preservation Plan expired at the close of business on March 4, 2022.

In February 2021, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which registered an indeterminate number of securities using a “shelf” registration or continuous offering process.

Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective by the SEC on March 16, 2021.

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

In March 2021, we entered into a sublease termination agreement (the “Termination Agreement”) with respect to our former headquarters in Waltham, Massachusetts. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next three years.

Merger Agreement

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller will be merged with and into SeaChange, and the separate existence of Triller shall cease, with SeaChange continuing as the surviving corporation (the “Merger”). Upon the closing of the Merger, the name of the combined company (the “Post-Merger Company”) will be changed to “TrillerVerz Corp.”

For additional details about the Merger Agreement and related transactions, including the Merger, please see Part I, Item I, Note 1, “Nature of Business and Basis of Presentation, Merger Agreement” to this Form 10-Q.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended April 30,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
License and subscription	$1,222	$1,620	$(398)	(24.6%)
Hardware	1,604	—	1,604	100.0%
Total product revenue	2,826	1,620	1,206	74.4%
Service revenue:
Maintenance and support	2,939	2,977	(38)	(1.3%)
Professional services and other	958	455	503	110.5%
Total service revenue	3,897	3,432	465	13.5%
Total revenue	6,723	5,052	1,671	33.1%
Cost of product revenue	1,645	406	1,239	305.2%
Cost of service revenue	1,858	1,815	43	2.4%
Total cost of revenue	3,503	2,221	1,282	57.7%
Gross profit	$3,220	$2,831	$389	13.7%
Gross product profit margin	41.8%	74.9%		(33.1%)
Gross service profit margin	52.3%	47.1%		5.2%
Gross profit margin	47.9%	56.0%		(8.1%)

One customer accounted for 26% of total revenue for the three months ended April 30, 2022 and two customers accounted for 18% and 16% of total revenue for the three months ended April 30, 2021. See Part I, Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 42% and 56% of total revenue for the three months ended April 30, 2022 and 2021, respectively. The decrease in international sales as a percentage of total revenue for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 is primarily attributable to a $1.6 million increase in hardware sales to U.S. customers as compared to international customers, to which we sold no hardware.

Product Revenue

Product revenue consists of software, both licenses and subscriptions, and hardware revenue. In transactions that include hardware, the goods are purchased from a third-party provider and we record revenue and cost of goods sold on a gross basis. Product revenue increased by $1.2 million for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 primarily due to the delivery of third-party products and hardware partially offset by a decrease in license and subscription revenue.

Service Revenue

Service revenue consists of maintenance and support and professional services and other. Service revenue increased by $0.5 million for the three months ended April 30, 2022 as compared to the three April 30, 2021 primarily due to an increase in professional services engagements while maintenance and support revenue remained relatively consistent.

Gross Profit and Margin

Cost of revenue consisted primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead, testing and implementation, and ongoing maintenance of complete systems.

Our gross profit margin decreased 8% for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 primarily due to an increase in lower margin third-party products and hardware. Gross service profit margin increased 5% for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 primarily due to an increase in professional services revenue while associated costs remained relatively consistent. Gross product profit margin decreased by 33% for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 primarily due to the sale and cost of lower margin third-party products.

Operating Expenses

Research and Development

Research and development expenses consist of salaries and related costs, including stock-based compensation for personnel in software development and engineering functions, contract labor costs, depreciation of development and test equipment and an allocation of related facility expenses. The following table provides information regarding the change in research and development expenses during the periods presented:

	For the Three Months Ended April 30,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Research and development expenses	$1,707	$2,668	$(961)	(36.0%)
% of total revenue	25.4%	52.8%

Research and development expenses decreased by $1.0 million for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 primarily due to a $0.9 million decrease in salaries and compensation costs associated with the reduction in headcount and outside services in relation to cost-saving efforts implemented in fiscal 2022 and a $0.1 million decrease in intangible amortization expense.

Selling and Marketing

Selling and marketing expenses consist of salaries and related costs, including stock-based compensation for personnel engaged in selling and marketing functions, commissions, travel expenses, certain promotional expenses and an allocation of related facility expenses. The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Three Months Ended April 30,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$982	$1,380	$(398)	(28.8%)
% of total revenue	14.6%	27.3%

Selling and marketing expenses decreased $0.4 million for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 primarily due to a $0.2 million decrease in salaries and compensation costs associated with the reduction in headcount and outside services in relation to cost-saving efforts implemented in fiscal 2022 and a $0.2 million decrease in intangible amortization expense.

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

	For the Three Months Ended April 30,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,286	$2,105	$181	8.6%
% of total revenue	34.0%	41.7%

General and administrative expenses increased by $0.2 million for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 primarily due to a $0.3 million increase in outside professional fees and a $0.1 million increase in the provision for bad debt partially offset by a decrease in $0.2 million decrease in salaries and compensation associated with the reduction in headcount in relation to cost-saving efforts implemented in fiscal 2022.

Severance and Restructuring Costs

Severance consists of employee-related termination benefits and other severance costs not related to a restructuring plan. Restructuring consists of employee-related termination benefits and facility closure costs. The following table provides information regarding the change in severance and restructuring costs during the periods presented:

	For the Three Months Ended April 30,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$165	$484	$(319)	(65.9%)
% of total revenue	2.5%	9.6%

Severance and restructuring costs decreased by $0.3 million for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021. Severance and restructuring costs for the three months ended April 30, 2022 consisted of Board and employee-related termination benefits. Severance and restructuring costs for the three months ended April 30, 2021 consisted primarily of Board and employee-related termination benefits as well as a $0.1 million loss on lease termination and a $0.1 million loss on disposal of fixed assets in relation to the Termination Agreement, for which we expect annualized cost savings of $0.6 million over the next three years.

Transaction Costs

Transaction costs to effect the Merger totaled $0.8 million for the three months ended April 30, 2022 and included third-party direct costs such as legal, accounting, and other professional fees. Transaction costs were expensed as incurred and accounted for separately from the Merger consideration.

Other Expense, Net

The table below provides detail regarding our other expense, net:

	For the Three Months Ended April 30,		Change
	2022	2021	$	%
	(Amounts in thousands, except for percentage data)
Interest income, net	$75	$26	$49	188.5%
Foreign exchange loss, net	(357)	(263)	(94)	35.7%
Miscellaneous income, net	23	9	14	155.6%
	$(259)	$(228)	$(31)

Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Income Tax Provision

We recorded an income tax provision of less than $0.1 million for the three months ended April 30, 2022 and 2021. Our effective tax rate in fiscal 2023 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of April 30, 2022, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. We have closed out an audit with the Internal Revenue Service for our U.S. income tax returns through fiscal 2013; however, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

Liquidity and Capital Resources

The following table includes key line items of our condensed consolidated statements of cash flows:

	For the Three Months Ended April 30,
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(743)	$(1,820)
Net cash (used in) provided by investing activities	(15)	245
Net cash provided by financing activities	—	17,599
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(328)	(199)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,086)	$15,825

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash totaled $16.8 million as of April 30, 2022.

In the first quarter of fiscal 2022, we entered into the Termination Agreement with respect to our former headquarters in Waltham, Massachusetts. In connection with the early termination of the sublease the Company paid the sublandlord a termination payment of approximately $0.4 million against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Termination

Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next three years. Additionally, in the first quarter of fiscal 2022, we issued and sold 10,323,484 shares of common stock at a public offering price of $1.85 per share. The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

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

Net cash used in operating activities

Net cash used in operating activities was $0.7 million for the three months ended April 30, 2022 due to our (i) 3.0 million net loss, (ii) operating activity non-cash adjustments of $0.8 million, including $0.1 million of depreciation expense, a $0.1 million provision for bad debt, $0.3 million of stock-based compensation expense, and $0.4 million of realized and unrealized foreign currency transaction losses, and (iii) net cash inflows of $1.5 million provided by changes in our operating assets and liabilities, including (but not limited to) a $1.4 million decrease in accounts receivable attributable to the collection of perpetual license invoices, a $0.1 million decrease in unbilled receivables attributable to the passage of time on installment invoicing of perpetual licenses previously sold for which we recognized revenue at the time of delivery, a $0.4 million increase in prepaid expenses and other current assets and other assets primarily attributable to the prepayment of annual insurance premiums, a $0.7 million decrease in accounts payable attributable to the timing of vendor payments, a $0.1 million increase in accrued expenses and other liabilities for goods and services received but not yet billed for, and a $0.9 million increase in deferred revenue attributable to up-front invoicing for which we recognize revenue over a period of time.

Net cash used in operating activities was $1.8 million for the three months ended April 30, 2021 due to our (i) $4.1 million net loss, (ii) operating activity non-cash adjustments of $0.6 million, including (but not limited to) $0.4 million of depreciation and amortization expense, a $0.1 million loss on disposal of fixed assets in relation to the closure of our leased facility, $0.2 million of stock-based compensation expense, and $0.3 million of realized and unrealized foreign currency transaction losses, and (iii) net cash inflows of $1.7 million provided by changes in our operating assets and liabilities, including a $0.2 million increase in accounts receivable attributable to a decline in new sales, a $1.4 million decrease in unbilled receivables attributable to the installment invoicing of perpetual licenses previously sold for which we recognized revenue at the time of delivery, a $0.2 million increase in accrued expenses and other liabilities attributable to an increase in outside services received but not yet billed for, and a $0.2 million increase in deferred revenue attributable to relatively consistent up-front invoicing for which we recognize revenue over a period of time.

Net cash used in (provided by) investing activities

Net cash used in investing activities was less than $0.1 million for the three months ended April 30, 2022 due to purchases of property and equipment. Net cash provided by investing activities was $0.2 million for the three months ended April 30, 2021 due to proceeds from the sales and maturities of our marketable securities partially offset by purchases of property and equipment.

Net cash provided by financing activities

The Company engaged in no cash related financing activities for the three months ended April 30, 2022. Net cash provided by financing activities was $17.6 for three months ended April 30, 2021 due to $17.5 million in proceeds from the issuance of common stock, net of issuance costs and $0.1 million in proceeds from stock option exercises.

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

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2022 from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K on file with the SEC, except for additional updated disclosures as described in Part I, Item I, Note 2, “Significant Accounting Policies, Revenue Recognition” to this Form 10-Q.

Off-Balance Sheet Arrangements

During the periods presented herein, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Part I, Item I, Note 2, “Significant Accounting Policies” to this Form 10-Q for more information.

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

Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, in accordance with the requirements under Rule 13a-15(b) of the Exchange Act, our principal executive officer and principal financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Further, we enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of our historical agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us (see Part I, Item I, Note 2, “Commitments and Contingencies” to this Form 10-Q for more information).

ITEM 1A.	Risk Factors

Weakened global economic conditions may harm our industry, business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us or our industry may harm us. The U.S. and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues.

More recently, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk.

In addition to other information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2022, which could materially affect our business, financial conditions, and results of operations. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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
2.1

Second Amendment to Agreement and Plan of Merger, dated April 14, 2022, by and between SeaChange International, Inc. and Triller Hold Co LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed on April 15, 2022 with the SEC and incorporated herein by reference).

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

Dated: June 8, 2022

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER AQUINO
Peter Aquino
President and Chief Executive Officer (Principal Executive Officer)

by:	/s/ MICHAEL PRINN
Michael Prinn
Chief Financial Officer, Executive Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)