Form 10-Q
period 2022-07-31
SEACHANGE INTERNATIONAL INC
filed 2022-09-13
CIK 1019671

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock on September 9, 2022 was 50,059,696.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 31,	January 31,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,336	$17,528
Accounts receivable, net of allowance for doubtful accounts of $584 and $500 at July 31, 2022 and January 31, 2022, respectively	6,654	8,819
Unbilled receivables, net	10,852	9,160
Prepaid expenses and other current assets	2,671	2,310
Total current assets	34,513	37,817
Property and equipment, net	714	902
Operating lease right-of-use assets	1,571	2,031
Goodwill	3,364	9,882
Unbilled receivables	3,487	3,952
Other assets	427	612
Total assets	$44,076	$55,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,011	$2,960
Accrued expenses	4,267	4,217
Deferred revenue	4,107	3,947
Total current liabilities	10,385	11,124
Deferred revenue	62	77
Operating lease liabilities	949	1,361
Taxes payable	110	110
Other liabilities	3	—
Total liabilities	11,509	12,672
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 50,176,824 shares issued and 50,004,904 shares outstanding at July 31, 2022; 49,347,604 shares issued and 49,175,684 shares outstanding at January 31, 2022	501	493
Additional paid-in capital	266,177	265,644
Treasury stock, at cost; 171,920 shares at July 31, 2022 and January 31, 2022	(227)	(227)
Accumulated other comprehensive loss	(2,024)	(973)
Accumulated deficit	(231,860)	(222,413)
Total stockholders' equity	32,567	42,524
Total liabilities and stockholders' equity	$44,076	$55,196

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
Revenue:
Product	$2,986	$2,709	$5,812	$4,329
Service	4,338	3,831	8,235	7,263
Total revenue	7,324	6,540	14,047	11,592
Cost of revenue:
Product	847	693	2,492	1,099
Service	1,718	1,730	3,576	3,545
Total cost of revenue	2,565	2,423	6,068	4,644
Gross profit	4,759	4,117	7,979	6,948
Operating expenses:
Research and development	1,956	2,213	3,663	4,881
Selling and marketing	934	1,643	1,916	3,023
General and administrative	2,108	2,682	4,394	4,787
Severance and restructuring costs	28	87	193	571
Transaction costs	382	—	1,198	—
Loss on impairment of goodwill	5,843	—	5,843	—
Total operating expenses	11,251	6,625	17,207	13,262
Loss from operations	(6,492)	(2,508)	(9,228)	(6,314)
Other income (expense), net	36	212	(223)	(16)
Gain on extinguishment of debt	—	2,440	—	2,440
(Loss) income before income taxes	(6,456)	144	(9,451)	(3,890)
Income tax benefit	5	83	4	49
Net (loss) income	$(6,451)	$227	$(9,447)	$(3,841)
Net (loss) income per share, basic	$(0.13)	$0.00	$(0.19)	$(0.09)
Net (loss) income per share, diluted	$(0.13)	$0.00	$(0.19)	$(0.09)
Weighted average common shares outstanding, basic	49,463	48,489	49,341	44,958
Weighted average common shares outstanding, diluted	49,463	48,727	49,341	44,958
Comprehensive loss:
Net (loss) income	$(6,451)	$227	$(9,447)	$(3,841)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(475)	(399)	(1,051)	(358)
Unrealized gains on marketable securities	—	—	—	1
Total other comprehensive loss	(475)	(399)	(1,051)	(357)
Comprehensive loss	$(6,926)	$(172)	$(10,498)	$(4,198)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at April 30, 2022	49,418,721	$494	$265,927	$(227)	$(1,549)	$(225,409)	$39,236
Issuance of common stock pursuant to vesting of restricted stock units	758,103	7	(7)	—	—	—	—
Stock-based compensation expense	—	—	250	—	—	—	250
Foreign currency translation adjustment	—	—	—	—	(475)	—	(475)
Short swing profit settlement	—	—	7	—	—	—	7
Net loss	—	—	—	—	—	(6,451)	(6,451)
Balances at July 31, 2022	50,176,824	$501	$266,177	$(227)	$(2,024)	$(231,860)	$32,567

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at April 30, 2021	48,408,342	$484	$264,147	$(227)	$(31)	$(219,051)	$45,322
Issuance of common stock pursuant to vesting of restricted stock units	803,831	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	833	—	—	—	833
Foreign currency translation adjustment	—	—	—	—	(399)	—	(399)
Net income	—	—	—	—	—	227	227
Balances at July 31, 2021	49,212,173	$492	$264,972	$(227)	$(430)	$(218,824)	$45,983

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2022	49,347,604	$493	$265,644	$(227)	$(973)	$(222,413)	$42,524
Issuance of common stock pursuant to vesting of restricted stock units	829,220	8	(8)	—	—	—	—
Stock-based compensation expense	—	—	534	—	—	—	534
Foreign currency translation adjustment	—	—	—	—	(1,051)	—	(1,051)
Short swing profit settlement	—	—	7	—	—	—	7
Net loss	—	—	—	—	—	(9,447)	(9,447)
Balances at July 31, 2022	50,176,824	$501	$266,177	$(227)	$(2,024)	$(231,860)	$32,567

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541
Issuance of common stock pursuant to vesting of restricted stock units	981,927	10	(10)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	95,538	1	136	—	—	—	137
Issuance of common stock, net of issuance costs	10,323,484	103	17,359	—	—	—	17,462
Stock-based compensation expense	—	—	1,041	—	—	—	1,041
Unrealized gains on marketable securities	—	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	—	(358)	—	(358)
Net loss	—	—	—	—	—	(3,841)	(3,841)
Balances at July 31, 2021	49,212,173	$492	$264,972	$(227)	$(430)	$(218,824)	$45,983

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Six Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,447)	$(3,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	133	732
Loss on disposal of fixed assets	—	77
Gain on write-off of operating lease right-of-use assets and liabilities related to termination	—	(328)
Gain on extinguishment of debt	—	(2,440)
Change in allowance for doubtful accounts	256	(135)
Stock-based compensation expense	534	1,041
Realized and unrealized foreign currency transaction loss	402	201
Loss on impairment of goodwill	5,843	—
Other	—	1
Changes in operating assets and liabilities:
Accounts receivable	1,893	579
Unbilled receivables, net	(1,635)	1,208
Prepaid expenses and other current assets and other assets	(50)	354
Accounts payable	(868)	(527)
Accrued expenses and other liabilities	119	(170)
Deferred revenue	218	(1,085)
Net cash used in operating activities	(2,602)	(4,333)
Cash flows from investing activities:
Purchases of property and equipment	(20)	(77)
Proceeds from sales and maturities of marketable securities	—	252
Net cash (used in) provided by investing activities	(20)	175
Cash flows from financing activities:
Proceeds from stock option exercises	—	137
Proceeds from issuance of common stock, net of issuance costs	—	17,462
Proceeds from short swing profit settlement	7	—
Net cash provided by financing activities	7	17,599
Effect of exchange rate on cash, cash equivalents and restricted cash	(615)	(242)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,230)	13,199
Cash, cash equivalents and restricted cash at beginning of period	17,856	6,084
Cash, cash equivalents and restricted cash at end of period	$14,626	$19,283
Supplemental disclosure of cash flow information
Income tax payments	$160	$109

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
Nature of Business and Basis of Presentation

SeaChange International, Inc. (“SeaChange,” or the “Company”), was incorporated under the laws of the state of Delaware on July 9, 1993. SeaChange is an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions. The Company’s software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. The Company enables service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Further, the Company’s products provide customers an opportunity to insert advertising into broadcast and VOD content.

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the instructions to Quarterly Report on Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair presentation. The year-end condensed consolidated balance sheet data as of January 31, 2022 was derived from our audited consolidated financial statements and may not include all disclosures required by GAAP. The results of operations for the six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on April 8, 2022.

Liquidity

The Company had $14.3 million of available cash as of July 31, 2022, excluding $0.3 million of restricted cash.

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

Impact of COVID-19 Pandemic

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In the first quarter of fiscal 2021, concerns related to the spread of COVID-19 created global business disruptions as well as disruptions in the Company’s operations and created potential negative impacts on its revenues and other financial results. However, the duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations remains uncertain, and the Company will continue to assess the impact of the COVID-19 pandemic on its business, financial condition, liquidity, and financial results.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On June 17, 2022, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SEAC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until December 14, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before December 14, 2022, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by December 14, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. Following a transfer to The Nasdaq Capital Market, the Company will be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq Listing Rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

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

Termination of Merger Agreement

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) pursuant to which Triller planned to merge with and into SeaChange, with the separate existence of Triller ceasing and SeaChange continuing as the surviving corporation (the “Merger”).

On June 13, 2022, SeaChange and Triller entered into a Termination Agreement and Release (the “Termination Agreement”) pursuant to which SeaChange and Triller mutually agreed to terminate the Merger Agreement. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee to the other in connection with the terminated transactions. The Termination Agreement also contains mutual releases, whereby each party released the other from any claims of liability relating to the transactions contemplated by the Merger Agreement. The Termination Agreement and related documents are summarized in more detail in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022. Transaction costs related to the Merger and charged to the condensed consolidated statements of operations and comprehensive loss amounted to $0.4 million and $1.2 million for the three and six months ended July 31, 2022, respectively.

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

The following table provides a summary of (i) cash and cash equivalents and (ii) restricted cash in the condensed consolidated statements of cash flows as of the periods presented:

	As of July 31,
	2022	2021
	(Amounts in thousands)
Cash and cash equivalents	$14,336	$18,933
Restricted cash	290	350
Total cash, cash equivalents and restricted cash	$14,626	$19,283

Restricted cash is included as a component of other assets in the condensed consolidated balance sheets.

	As of January 31,
	2022	2021
	(Amounts in thousands)
Cash and cash equivalents	$17,528	$5,856
Restricted cash	328	228
Total cash, cash equivalents and restricted cash	$17,856	$6,084

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

The Company’s cash equivalents are carried at fair value determined according to the fair value hierarchy described above. The carrying values of accounts and other receivables, unbilled receivables, net, accounts payable, and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The Company’s quantitative goodwill impairment test as of July 31, 2022 (see Note 4 for further details), utilized unobservable inputs (Level 3), including projections of future revenue and operating income.

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

The Company sells its software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. One customer accounted for 24% of total revenue for the three months ended July 31, 2022 and three other customers accounted for 15%, 15% and 12% of total revenue for the three months ended July 31, 2021. Two customers accounted for 16% and 13% of total revenue for the six months ended July 31, 2022 and three other customers accounted for 14%, 10% and 10% of total revenue for the six months ended July 31, 2021. Two customers accounted for 12% and 10% of the combined accounts receivable, net and unbilled receivables, net balance as of July 31, 2022. Two customers each accounted for 10% of the combined accounts receivable, net and unbilled receivables, net balance as of January 31, 2022.

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

As a result of the significant decrease in the Company’s publicly quoted share price and market capitalization during the second quarter of fiscal year 2023, the Company performed a quantitative test of its goodwill as of July 31, 2022. The Company recognized a $5.8 million non-cash impairment charge for the three and six month periods ended July 31, 2022. There were no triggering events or impairment charges during the three and six month periods ended July 31, 2021 (See Note 4 for further details).

Intangible assets are recorded at their estimated fair values at the date of acquisition. The Company amortizes intangible assets over their estimated useful lives based on the pattern of consumption of the economic benefits or, if that pattern cannot be readily determined, on a straight-line basis.

Revenue Recognition

Overview

The Company recognizes revenue following the guidance under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company’s revenue is derived from sales of software licenses and associated third-party hardware and support services, as well as professional services and support fees related to the Company’s software licenses.

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

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the price at which the performance obligation is sold separately and the methods of estimating SSP under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the SSP is estimated, taking into account available information such as market conditions, expected margins and internally approved pricing guidelines related to the performance obligations. The Company enters into contracts with its customers that may include promises to transfer multiple performance obligations in the arrangement, such as software licenses, support, and professional services. The total fee of the contract may consist of one fixed price for all of the performance obligations or each performance obligation may be separately stated in the contract. Regardless of how the performance obligations are priced in the contract, the Company must determine the transaction price for each identified performance obligation. The Company recognizes the portion of the transaction price allocated to the software license on a residual basis. The residual basis is used when the contract arrangement has at least one performance obligation for which the SSP is observable (i.e., hardware and/or support services). The residual method is also utilized to estimate the transaction price for software licenses, as the selling price for software licenses is highly variable and the SSP is not discernable from past transactions or other observable evidence. The Company periodically re-evaluates its use of the residual approach estimate compared to all available observable data before concluding the estimate is representative of SSP. In these contracts, the Company has observable SSP for the associated support services, and hardware, if applicable, that are sold with the software license based on historical observable data of selling support contracts on a standalone basis. The Company also provides SaaS offerings, combining access to hosted software with support services (inclusive of technical support and unspecified upgrades and bug fixes). The hosted software and support services are representative of stand ready obligations with the same pattern of transfer of control. SaaS offerings do not include the right for the customer to take possession of the software during the contract term, and therefore have one distinct performance obligation, which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services.

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

The Company has utilized the cost-plus margin method to determine the SSP for software support services offerings and hardware sales. When support services are sold on an “a la carte” basis with the Company’s software offerings, the Company typically determines the SSP of these support services based on this pricing relationship and observable data from standalone sales of support contracts. The expected cost-plus margin for hardware is based on the cost of the hardware from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin. When observable standalone pricing for support service offerings are not readily available, the Company then reverts to the cost-plus margin method to determine the SSP for the support services.

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

Contract Balances

Contract assets consist of unbilled revenue, which is recognized as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Unbilled receivables, net expected to be billed and collected within one year, are classified as current assets or long-term assets if expected to be billed and collected after one year (see Note 8 for further details).

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under its sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. The judgments made in determining the amount of costs incurred include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. The Company determined that no impairment of these assets existed as of July 31, 2022 or January 31, 2022. The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $225 thousand as of July 31, 2022 and $297 thousand as of January 31, 2022. Current deferred capitalized commission costs are included in prepaid expense and other current assets in the condensed consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in the condensed consolidated balance sheets. Capitalized commissions expensed during the three and six months ended July 31, 2022 were $34 thousand and $71 thousand, respectively, and during the three and six months ended July 31, 2021 were $74 thousand and $123 thousand, respectively, and are included in the condensed consolidated statement of operations and comprehensive loss.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Leases. A contract is accounted for as a lease when the Company has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use operating lease asset and corresponding liability at the lease commencement date. The Company determines the classification and measurement of a modified lease at the date it is modified. The lease term includes only renewal options that are reasonably assured to exercise. The present value of lease payments is typically determined by using the Company’s estimated secured incremental borrowing rate for the associated lease term as interest rates implicit in the leases are not normally readily determinable. Management’s policy is to utilize the practical expedient to not record leases with an original term of twelve months or less on the Company’s condensed consolidated balance sheets, and lease payments are recognized in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

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

The number of common shares used in the computation of diluted net (loss) income per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been antidilutive:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Stock options	1,172	1,453	1,205	1,671
Restricted stock units	448	113	8	124
Deferred stock units	—	62	—	41
	1,620	1,628	1,213	1,836

The number of common shares used in the computation of diluted net income per share for the period presented includes the effect of the following potentially outstanding common shares:

For the Three Months Ended July 31, 2021
(Amounts in thousands)
Restricted stock units	159
Deferred stock units	79
238

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

3.
Condensed Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	July 31, 2022	January 31, 2022
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$3,613	$3,689
Office furniture and equipment	236	263
Leasehold improvements	129	143
	3,978	4,095
Less: Accumulated depreciation and amortization	(3,264)	(3,193)
Total property and equipment, net	$714	$902

Depreciation expense was $66 thousand and $43 thousand for the three months ended July 31, 2022 and 2021, respectively, and $133 thousand and $103 thousand for the six months ended July 31, 2022 and 2021.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	July 31, 2022	January 31, 2022
	(Amounts in thousands)
Accrued employee compensation and benefits	$733	$1,138
Accrued professional fees	68	433
Sales tax and VAT payable	131	133
Current obligation - right of use operating leases	679	762
Third-party hardware	1,114	12
Accrued other	1,542	1,739
Total accrued expenses	$4,267	$4,217

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

As a result of the significant decrease in the Company’s publicly quoted share price and market capitalization during the second quarter of fiscal 2023, the Company has performed a quantitative test of its goodwill as of July 31, 2022. The Company recognized a $5.8 million non-cash goodwill impairment charge for the three and six month periods ended July 31, 2022.

For July 31, 2022, the Company performed this quantitative goodwill impairment test and estimated the fair value of its single reporting unit based on a combination of the income (estimates of future discounted cash flows) and the market approach (market multiples for similar companies) using unobservable inputs (Level 3). The income approach uses a discounted cash flow ("DCF") method that utilizes the present value of cash flows to estimate fair value of the Company's reporting unit. The future cash flows for the reporting unit were projected based upon the Company's estimates of future revenue, operating income and other factors such as working capital and capital expenditures. As part of the DCF analysis, the Company projected revenue and operating profits, and assumed a long-term revenue growth rates in the terminal year. The market approach utilizes multiples of revenues and earnings before interest expense, taxes, depreciation and amortization ("EBITDA") to estimate the fair value of the Company's reporting unit. The market multiples used for the Company's single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s revenue and EBITDA. There were no impairment charges recorded for the three and six month periods ended July 31, 2021.

The following table represents the changes in goodwill since January 31, 2022:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2022	$9,882
Translation adjustment	(675)
Impairment	(5,843)
Balance as of July 31, 2022	$3,364

The Company’s finite-lived intangible assets were fully amortized as of January 31, 2022.

The Company recognized amortization expense of finite-lived intangible assets in the following operating expense categories:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Selling and marketing	$—	$195	$—	$390
Research and development	—	121	—	242
	$—	$316	$—	$632

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

If the assessment of a contingency indicates that it is probable that a material loss has incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our condensed consolidated financial statements. If our assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed.

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

6.
Operating Leases

The Company has operating leases for facilities expiring at various dates through 2025.

The components of lease expense included in the condensed consolidated statements of operations and comprehensive loss are as follows:

	For the Three Months Ended July 31,	For the Six Months Ended July 31,
	2022	2022
	(Amounts in thousands)
Operating lease cost	$127	$270
Short term lease cost, net	4	8
Total lease cost	$131	$278

Supplemental cash flow information related to the Company’s operating leases was as follows:

	As of July 31, 2022	As of January 31, 2022
	(Amounts in thousands)
Operating lease right-of-use assets	$1,571	$2,031

Current portion, operating lease liabilities	679	762
Operating lease liabilities, long term	949	1,361
Total operating lease liabilities	$1,628	$2,123

Weighted average remaining lease term (years)	2.5	3.0
Weighted average incremental borrowing rate	5.0%	5.0%

Supplemental cash flow information related to the Company’s leases was as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$127	$223	$270	$733

The current portion, operating lease liabilities is included as a component of accrued expenses in the condensed consolidated balance sheets.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year as of July 31, 2022 are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2023	$339
2024	688
2025	709
Total lease payments	1,736
Less interest	108
Total operating lease liabilities	$1,628

In the first six months of fiscal 2022, the Company entered into a sublease termination agreement (the “Lease Termination Agreement”) with respect to its former headquarters in Waltham, Massachusetts. In connection to the Lease Termination Agreement, the Company agreed to pay the sublandlord a total of $0.4 million in termination payments, of which approximately $0.1 million and $0.4 million were paid during the three and six months ended July 31, 2021, respectively. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expense on the condensed consolidated statements of operations and comprehensive loss for the six months ended July 31, 2021. Prior to the execution of the Lease Termination Agreement, the sublease had been scheduled to expire in February 2025.

The Company has entered into three operating sublease agreements (collectively, the “Subleases”) with respect to part of its existing Poland facility lease (the “Head Lease”), two in fiscal 2022 and one in fiscal 2023. The Company accounted for the Head Lease and the Subleases as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. The Subleases entered into in fiscal 2022 and 2023 are short-term and have effective end dates of less than one quarter and one year from July 31, 2022, respectively. The Head Lease rent expense is presented net of income related to the Subleases and reported as a component of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $60 thousand and $104 thousand of income related to the Subleases for the three months and six months ended July 31, 2022, respectively.

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

The Company’s 2021 Compensation and Incentive Plan (the “2021 Plan”) was proposed by the Company's board of directors (the "Board") and adopted by the Company’s stockholders in July 2021 to permit the continued issuance of equity-based compensation, including the granting of ISOs, NQs, restricted stock, RSUs, DSUs, PSUs, and other equity based non-stock option awards as determined by the plan administrator to officers, employees, consultants and directors. Under the 2021 Plan, the Company may satisfy awards upon the exercise of stock options or the vesting of stock units with newly issued shares or treasury shares. The Board, or a committee of independent members of the Board (the “Committee”), is responsible for the administration of the 2021 Plan and determining the terms of each award, award exercise price, the number of shares for which each award is granted and the rate at which each award vests. In certain instances, the Board or Committee may elect to modify the terms of an award. The number of shares authorized for issuance under the 2021 Plan at July 31, 2022 is 4,896,878, including 2,396,878 shares awarded under the 2011 Plan that may become available for issuance under the 2021 Plan due to the expiration, termination, surrender, or forfeiture of such outstanding awards. As of July 31, 2022, there were 1,731,418 shares available for future grants.

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

Following Board approval and recommendation, on August 5, 2022 the Company’s stockholders voted in favor of changes to the 2021 Compensation and Incentive Plan (the “Amended and Restated 2021 Plan”). The purpose of the Amended and Restated 2021 Plan is to provide equity and cash incentives to the employees of the Company in order to attract, motivate and retain qualified employees. Changes made to the Amended and Restated 2021 Plan include the addition of 3,000,000 new shares authorized for issuance under the Amended and Restated 2021 Plan and the inclusion of additional methods to satisfy the tax obligations that arise for granted equity awards.

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

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of common stock according to the terms of the offering. On each purchase date, eligible employees can purchase stock at a price per share equal to 85% of the closing price of the Company’s common stock on the exercise date, but no less than par value. The maximum number of shares of our common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of July 31, 2022. There were no shares purchased under the ESPP during the six months ended July 31, 2022 or 2021 as the Company suspended the ESPP as of April 1, 2020 and is still evaluating when the suspension will be lifted, if at all.

Award Activity

No option awards or RSUs, including DSUs and PSUs, were granted for the first six months of fiscal 2023. There were 135,000 option awards and 12,500 RSU awards canceled for the first six months of fiscal 2023.

Stock-Based Compensation

The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$7	$23	$15	$24
Research and development	6	(2)	12	(79)
Sales and marketing	15	50	26	68
General and administrative	222	762	481	1,028
	$250	$833	$534	$1,041

As of July 31, 2022, unrecognized stock-based compensation expense related to unvested stock options was approximately $0.2 million, which is expected to be recognized over a weighted average period of 1.5 years. As of July 31, 2022, unrecognized stock-based compensation expense related to unvested RSUs was approximately $0.4 million, which is expected to be recognized over weighted average amortization periods of 1.9 years. Additionally, as of July 31, 2022, unrecognized stock-based compensation expense related to unvested PSUs was less than $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.1 years.

8.
Accounts Receivables, Contract Assets, and Contract Liabilities

Receivables

The following table summarizes the Company’s accounts receivable, net and unbilled receivables, net:

	As of July 31,	As of January 31,
	2022	2022
	(Amounts in thousands)
Accounts receivable, net	$6,654	$8,819
Unbilled receivables, current	10,852	9,160
Unbilled receivables, long-term	3,487	3,952
	$20,993	$21,931

Contract Assets

Contract assets consist of unbilled receivables, net and are customer committed amounts for which revenue recognition precedes billing, and billing is solely subject to the passage of time.

Unbilled receivables, net are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of July 31,
	2022	Percentage
1 year or less	$10,852	76%
1-2 years	2,424	17%
2-5 years	1,063	7%
Total unbilled receivables, net	$14,339	100%

As of July 31, 2022, the allowance for unbilled receivables was $0.2 million. No allowance for unbilled receivables, net existed as of January 31, 2022.

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue as of July 31, 2022 is due to new billings in advance of revenue recognition offset by revenue recognized during the period.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2022	$3,947	$77
Increase	160	(15)
Balance as of July 31, 2022	$4,107	$62

The Company recognized $2.1 million of revenue related to deferred billings for the three months ended July 31, 2022 and $2.9 million of revenue related to deferred billings for the six months ended July 31, 2022.

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of July 31, 2022 is $24.0 million and consists primarily of undelivered software, service, and support obligations. This amount in part includes amounts billed for undelivered services that are included in deferred revenue reported on the condensed consolidated balance sheets. The Company expects to recognize $15.0 million as revenue within one year, an additional $6.2 million in the following year, and the remaining revenue thereafter. The Company expects to recognize substantially all of the remaining performance obligations by the second quarter of fiscal 2028. Revenue recognized for the three months and six months ended July 31, 2022 related to remaining performance obligations as of the previous fiscal year ended January 31, 2022 was $3.9 million and $10.0 million, respectively.

9.
Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table disaggregates revenue by revenue stream:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Product revenue:
License and subscription	$2,776	$2,514	$3,998	$4,134
Hardware	210	195	1,814	195
Total product revenue	2,986	2,709	5,812	4,329
Service revenue:
Maintenance and support	3,288	3,306	6,227	6,283
Professional services and other	1,050	525	2,008	980
Total service revenue	4,338	3,831	8,235	7,263
Total revenue	$7,324	$6,540	$14,047	$11,592

The following table disaggregates revenue by timing of transfer of goods or services:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Transferred at a point in time
Product revenue	$2,505	$2,149	$4,755	$3,165
Transferred over time(1)
Product revenue	481	560	1,057	1,164
Service revenue	4,338	3,831	8,235	7,263
Total revenue	$7,324	$6,540	$14,047	$11,592

(1)
Comprised of SaaS, hosting, term licenses, support contracts, and professional services.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended July 31,				For the Six Months Ended July 31,
	2022	%	2021	%	2022	%	2021	%
	(Amounts in thousands, except percentages)				(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America(1)	$3,146	43%	$4,329	66%	$7,474	53%	$7,030	61%
Europe and Middle East	1,326	18%	1,579	24%	2,719	19%	3,540	31%
Latin America	2,545	35%	478	7%	3,306	24%	691	6%
Asia Pacific	307	4%	154	3%	548	4%	331	2%
Total revenue	$7,324		$6,540		$14,047		$11,592

(1) Includes total revenue for the U.S. for the periods shown as follows:

	For the Three Months Ended July 31,		For the Six Months Ended July 31,
	2022	2021	2022	2021
	(Amounts in thousands, except percentages)		(Amounts in thousands, except percentages)
U.S. Revenue	$2,706	$3,697	$6,580	$5,895
% of total revenue	37%	57%	47%	51%

The following summarizes long-lived assets by geographic locations:

	As of July 31, 2022%		As of January 31, 2022%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$5,097	83%	$6,208	83%
Europe and Middle East	1,071	17%	1,258	17%
Asia Pacific	31	0%	31	0%
Total long-lived assets by geographic location	$6,199		$7,497

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

The Company recorded an income tax benefit of less than $0.1 million for the three and six months ended July 31, 2022 and 2021. The Company’s effective tax rate in fiscal 2023, and in future periods, may fluctuate on a quarterly basis as a result of changes in jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on deferred tax assets, changes in actual results versus estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of July 31, 2022, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

11.
Subsequent Event

On August 3, 2022, Michael Prinn resigned as the Executive Vice President, Chief Financial Officer and Treasurer of the Company. Following Mr. Prinn’s resignation, on August 3, 2022, the Board appointed Kathleen Mosher as Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective August 3, 2022. Mr. Prinn will remain with the Company until September 30, 2022 to assist with the transition pursuant to the Employee Transition Separation Agreement and General Release signed on August 24, 2022 (the “Release Agreement”). Mr. Prinn will receive one year of his annual salary of $300,000 paid over 24 semi-monthly installments, in addition to the following, pursuant to the Release Agreement: (i) an additional $50,000 on or about September 30, 2022 for the successful completion of various transition tasks, (ii) Company paid COBRA benefits until the sooner of (a) December 31, 2022 or (b) becoming eligible for benefits at a new employer, and (iii) accelerated vesting of the remaining final tranche of 4,762 restricted stock units (“RSUs”) from his RSU grant dated May 26, 2020. Please refer to the Current Reports on Form 8-K previously filed with the SEC on August 9, 2022, and August 24, 2022 for additional information. In addition, on August 17, 2022, Mr. Aquino delegated his role as President of the Company, to Mr. Christoph Klimmer, the Company’s current Senior Vice President and Chief Revenue Officer effective immediately, to rebalance executive roles and responsibilities.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and such statements involve risks and uncertainties. The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 8, 2022 and as amended on May 26, 2022 (the “Form 10-K”), for our fiscal year ended January 31, 2022 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

SeaChange International, Inc., (“SeaChange,” the “Company,” “we” or similar terms) was incorporated under the laws of the state of Delaware on July 9, 1993. SeaChange is a leading provider of video delivery, video advertising insertion, streaming enablement and emerging Free Ad-Supported Television ("FAST") products and services for operators, broadcasters and content owners globally. SeaChange’s technology portfolio enables clients to launch and grow premium linear TV, direct-to-consumer streaming and FAST channel services on all device types such as Set-Top-Boxes, mobile devices or connected TVs. SeaChange’s mission is to maximize the value of video content by providing sophisticated monetization tools that help protect existing and generate new and incremental revenue streams for the SeaChange clients, especially by providing state-of-the art video ad insertion technology to drive advertising revenues across linear TV, streaming and connected TV inventory. SeaChange markets its software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; connected TV players such as Hisense VIDAA, or broadcasters.

SeaChange serves an exciting global marketplace where content access becomes ubiquitous, and where consumption and monetization continue to transition from linear TV and subscription services to advertising-driven models on connected TVs. With its rich product portfolio and the strategic focus to maximize SeaChange partners’ advertising inventory value with services such as targeting, personalization and multi-screen engagement, the Company is well positioned to expand its market share in the booming global video advertising and streaming markets. Providing SeaChange customers with more scalable and cloud-native software platforms enables them to further reduce their infrastructure costs, improve reliability and expand service offerings to their subscribers or viewers. Additionally, SeaChange is well positioned to capitalize on new customers entering the streaming and video advertising marketplace and increasingly serve adjacent markets. Our core technologies provide a foundation for software products and services that can be deployed in next generation video delivery and monetization systems capable of increased levels of subscriber activity and inventory transactions across multiple devices.

In January 2021, our Chief Executive Officer resigned, and Robert Pons, a member of the Board was subsequently appointed Executive Chairman and Principal Executive Officer in the interim. In September 2021, Peter Aquino was appointed as the Company’s President and Chief Executive Officer. Upon the appointment of Mr. Aquino, Mr. Pons resigned as the Company’s Executive Chairman and Principal Executive Officer, but remained Chairman of the Board until his resignation effective July 12, 2022. In connection with Mr. Pons’ resignation, on July 15, 2022, the Board appointed (i) Peter Aquino as Chairman of the Board, in addition to remaining as the Company’s President and Chief Executive Officer, and (ii) Matthew Stecker, a current member of the Board, as Lead Independent Director of the Board.

Other changes in management include the resignation of Michael Prinn, the Executive Vice President, Chief Financial Officer, and Treasurer of SeaChange on August 3, 2022, effective immediately. Following the resignation, on August 3, 2022, the Board appointed Kathleen Mosher as Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective August 3, 2022.

On August 4, 2022, Julian Singer resigned as a member of the Board, effective immediately. On August 5, 2022, Igor Volshteyn was elected to the Board as a Class II Director. On August 17, 2022, Mr. Aquino delegated his role as President of SeaChange, to Mr. Christoph Klimmer, the Company’s then-current Senior Vice President and Chief Revenue Officer effective immediately, to rebalance executive roles and responsibilities.

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

In March 2021, we entered into a Lease Termination Agreement with respect to our former headquarters in Waltham, Massachusetts. Prior to the execution of the Lease Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Lease Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next three years.

Termination of Merger Agreement

In December 2021, the Company and Triller entered into a Merger Agreement pursuant to which Triller planned to merge with and into SeaChange, with the separate existence of Triller ceasing and with SeaChange continuing as the surviving corporation.

On June 13, 2022, SeaChange and Triller entered into a Termination Agreement pursuant to which SeaChange and Triller mutually agreed to terminate the Merger Agreement. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee to the other in connection with the terminated transactions. The Termination Agreement also contains mutual releases, whereby each party released the other from any claims of liability relating to the transactions contemplated by the Merger Agreement. The Termination Agreement and related documents are summarized in more detail in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
License and Subscription	$2,776	$2,514	$262	10.4%	$3,998	$4,134	$(136)	(3.3%)
Hardware	210	195	15	7.7%	1,814	195	1,619	830.3%
Total product revenue	2,986	2,709	277	10.2%	5,812	4,329	1,483	34.3%
Service revenue:
Maintenance and support	3,288	3,306	(18)	(0.5%)	6,227	6,283	(56)	(0.9%)
Professional services and other	1,050	525	525	100.0%	2,008	980	1,028	104.9%
Total service revenue	4,338	3,831	507	13.2%	8,235	7,263	972	13.4%
Total revenue	7,324	6,540	784	12.0%	14,047	11,592	2,455	21.2%
Cost of product revenue	847	693	154	22.2%	2,492	1,099	1,393	126.8%
Cost of service revenue	1,718	1,730	(12)	(0.7%)	3,576	3,545	31	0.9%
Total cost of revenue	2,565	2,423	142	5.9%	6,068	4,644	1,424	30.7%
Gross profit	$4,759	$4,117	$642	15.6%	$7,979	$6,948	$1,031	14.8%
Gross product profit margin	71.6%	74.4%		(2.8%)	57.1%	74.6%		(17.5%)
Gross service profit margin	60.4%	54.8%		5.6%	56.6%	51.2%		5.4%
Gross profit margin	65.0%	63.0%		2.0%	56.8%	59.9%		(3.1%)

One customer accounted for 24% of total revenue for the three months ended July 31, 2022. Two customers each accounted for 15% of total revenue and one customer accounted for 12% of total revenue for the three months ended July 31, 2021. Two customers each individually, accounted for 16% and 13% for the six months ended July 31, 2022. One customer accounted for 14% and two customers each accounted for 10% of total revenue for the six months ended July 31, 2021. See Part I, Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 63% and 43% of total revenue for the three months ended July 31, 2022 and 2021, respectively, and 53% and 49% of total revenue for the six months ended July 31, 2022 and 2021, respectively. The increase in international sales as a percentage of total revenue for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 is primarily attributable to an increase in international revenue of $1.8 million, driven by increased license sales, and a decrease of $1.0 million in U.S. revenue, driven by decreased license sales. The increase in international sales as a percentage of total revenue for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 is primarily attributable to an increase in international revenue at a higher rate of increase than U.S. revenue. The increase to international revenue is driven by higher license sales.

Product Revenue

Product revenue consists of software, both licenses and subscriptions, and third-party hardware and software revenue. In transactions that include hardware and software not provided by SeaChange, the goods are purchased from a third-party provider and we record revenue and cost of goods sold on a gross basis. Product revenue increased by $0.3 million for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 primarily due to an increase in license and subscription sales. Product revenue increased $1.5 million for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, primarily due to the delivery of third-party products, partially offset by a small decrease in license and subscription revenue.

Service Revenue

Service revenue consists of maintenance and support and professional services and other. Service revenue increased by $0.5 million and $1.0 million for the three and six months ended July 31, 2022, respectively, as compared to the three and six months ended July 31, 2021, respectively, primarily due to an increase in professional services revenue which is driven by both increased sales and higher utilization of the professional services team, while maintenance and support revenue remained relatively consistent.

Gross Profit and Margin

Cost of revenue consisted primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead, testing and implementation, and ongoing maintenance of complete systems.

Our gross profit margin increased 2% for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021, reflecting increased utilization of the professional services team. Gross profit margin decreased 3% for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021, reflecting an increase in lower margin third-party products. Gross service profit margin increased 6% and 5% for the three and six months ended July 31, 2022, respectively, as compared to the three and six months ended July 31, 2021, respectively, primarily due to an increase in professional services revenue, due to higher utilization of the professional services team, while associated costs remained relatively consistent. Gross product profit margin decreased by 3% and 17% for the three and six months ended July 31, 2022, respectively, as compared to the three and six months ended July 31, 2021, respectively, primarily due to the sale and cost of lower margin third-party products.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Research and development expenses	$1,956	$2,213	$(257)	(11.6%)	$3,663	$4,881	$(1,218)	(25.0%)
% of total revenue	26.7%	33.8%			26.1%	42.1%

Research and development expenses decreased by $0.3 million and $1.2 million for the three and six months ended July 31, 2022, respectively, as compared to the three and six months ended July 31, 2021, respectively. The decrease in research and development expenses for the three months ended July 31, 2022 was primarily due to a $0.2 million decrease in salaries and compensation costs associated with the reduction in headcount and outside services in relation to cost-saving efforts implemented in fiscal 2022, and a $0.1 million decrease in asset intangible amortization expense. The decrease in research and development expenses for the six months ended July 31, 2022 were primarily due to $0.5 million decreases in each of salaries and compensation costs and contract labor associated with the reduction in headcount and outside services in relation to cost-saving efforts implemented in fiscal 2022, and a $0.2 million decrease in intangible asset amortization expense.

Selling and Marketing

Selling and marketing expenses consist of salaries and related costs, including stock-based compensation for personnel engaged in selling and marketing functions, commissions, travel expenses, certain promotional expenses and an allocation of related facility expenses. The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$934	$1,643	$(709)	(43.2%)	$1,916	$3,023	$(1,107)	(36.6%)
% of total revenue	12.8%	25.1%			13.6%	26.1%

Selling and marketing expenses decreased by $0.7 million and $1.1 million for the three and six months ended July 31, 2022, respectively, as compared to the three and six months ended July 31, 2021, respectively. The decreases in selling and marketing expenses were primarily due to decreases of $0.4 million and $0.6 million in salaries and compensation costs for the three and six months ended July 31, 2022, respectively, associated with the reduction in headcount and outside services in relation to cost-saving efforts implemented in fiscal 2022, and decreases of $0.2 million and $0.4 million in intangible asset amortization expenses for the three and six months ended July 31, 2022, respectively.

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

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,108	$2,682	$(574)	(21.4%)	$4,394	$4,787	$(393)	(8.2%)
% of total revenue	28.8%	41.0%			31.3%	41.3%

General and administrative expenses decreased by $0.6 million and $0.4 million for the three and six months ended July 31, 2022, respectively, as compared to the three and six months ended July 31, 2021, respectively, The decrease in general and administrative expenses for the three months ended July 31, 2022 were primarily due to a $0.5 million decrease in share-based compensation expense and a $0.4 million decrease in legal and outside professional fees, partially offset by a $0.3 million increase in the provision for bad debts. The decrease in general and administrative expenses for the six months ended July 31, 2022 were primarily due to a $0.5 million decrease in share-based compensation expense, a $0.1 million decrease in legal and outside professional fees and a $0.1 million decrease in salaries and compensation associated with the reduction in headcount in relation to cost-saving efforts implemented in fiscal 2022, partially offset by a $0.3 million increase in the provision for bad debts.

Severance and Restructuring Costs

Severance consists of employee-related termination benefits and other severance costs not related to a restructuring plan. Restructuring consists of employee-related termination benefits and facility closure costs. The following table provides information regarding the change in severance and restructuring costs during the periods presented:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$28	$87	$(59)	(67.8%)	$193	$571	$(378)	(66.2%)
% of total revenue	0.4%	1.3%			1.4%	4.9%

Severance and restructuring costs decreased by $0.1 million and $0.4 million for the three and six months ended July 31, 2022, respectively, as compared to the three and six months ended July 31, 2021, respectively. Severance and restructuring costs for the three months ended July 31, 2022 were less than $0.1 million. Severance and restructuring costs for the six months ended July 31, 2022 consisted primarily of employee-related termination benefits in the amount of $0.2 million.

Transaction Costs

Transaction costs related to the terminated Merger totaled $0.4 million and $1.2 million for the three and six months ended July 31, 2022, respectively, and included third-party direct costs such as legal, accounting, and other professional fees. Transaction costs were expensed as incurred.

Loss on Impairment of Goodwill

As a result of the significant decrease in our publicly quoted share price and market capitalization during the second quarter of 2022, we performed a quantitative test of our goodwill as of July 31, 2022. As a result of this quantitative test, we identified an impairment to goodwill resulting in recognition of a $5.8 million non-cash goodwill impairment charge for the three and six months ended July 31, 2022. There were no impairment charges recorded during the three or six months ended July 31, 2021.

Other Income (Expense), Net

The table below provides detail regarding our other income (expense), net:

	For the Three Months Ended July 31,		Change		For the Six Months Ended July 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Interest income, net	$90	$82	$8	9.8%	$165	$108	$57	52.8%
Foreign exchange loss, net	(61)	62	(123)	(198.4%)	(418)	(201)	(217)	108.0%
Miscellaneous income, net	7	68	(61)	(89.7%)	30	77	(47.00)	(61.0%)
	$36	$212	$(176)		$(223)	$(16)	$(207)

Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Income Tax Provision

We recorded income tax benefits of less than $0.1 million for the three and six months ended July 31, 2022 and 2021. Our effective tax rate in fiscal 2023 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of July 31, 2022, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

Liquidity and Capital Resources

The following table includes key line items of our condensed consolidated statements of cash flows:

	For the Six Months Ended July 31,
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(2,602)	$(4,333)
Net cash (used in) provided by investing activities	(20)	175
Net cash provided by financing activities	7	17,599
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(615)	(242)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,230)	$13,199

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash totaled $14.6 million as of July 31, 2022.

In the first six months of fiscal 2022, we entered into the Lease Termination Agreement with respect to our former headquarters in Waltham, Massachusetts. In connection with the early termination of the sublease the Company paid the sublandlord a termination payment of approximately $0.4 million against an obligation of approximately $2.8 million. Prior to the execution of the Lease Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Lease Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs for each of the next three years. Additionally, in the first six months of fiscal 2022, we issued and sold 10,323,484 shares of common stock at a public offering price of $1.85 per share. The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and Offering expenses of approximately $0.2 million.

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

Continued Nasdaq Listing

On June 17, 2022, the Company received a deficiency letter from the Staff notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the Minimum Bid Price Requirement. The Nasdaq deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SEAC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until December 14, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before December 14, 2022, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by December 14, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. Following a transfer to The Nasdaq Capital Market, the Company will be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for the Company to cure the deficiency. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

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

Net cash used in operating activities

Net cash used in operating activities was $2.6 million for the six months ended July 31, 2022. Net cash used in operating activities was primarily the result of our net loss of $6.7 million, offset by a $5.8 million non-cash goodwill impairment charge, $0.1 million non-cash expense for depreciation and amortization, a $0.5 million non-cash expense for stock-based compensation, a $0.4 million non-cash foreign currency transaction loss and a $0.3 million increase in allowance for doubtful accounts, and changes in working capital, which include a $1.9 million decrease in accounts receivable, a $1.6 million increase in unbilled receivables, a $0.1 million decrease in prepaid expenses and other current assets and other assets, a $0.9 million decrease in accounts payable and a $0.2 million decrease in deferred revenue.

Net cash used in operating activities was $4.3 million for the six months ended July 31, 2021. Net cash used in operating activities was primarily the result of our net loss of $3.8 million, a $0.7 million non-cash expense for depreciation and amortization, a $1.0 million non-cash expense for stock-based compensation, a $0.3 million non-cash gain on the write-off of our operating lease right-of-use assets and liabilities in relation to the Waltham lease termination, a $2.4 million non-cash gain on extinguishment of debt related to the fully forgiven Paycheck Protection Program ("PPP") note, a $0.2 million non-cash foreign currency transaction loss, and changes in working capital, which include a $0.6 million decrease in accounts receivable, a $1.2 million decrease in unbilled receivables, a $0.4 million decrease in prepaid expenses and other current assets and other assets, a $0.5 million decrease in accounts payable, a $0.2 million decrease in accrued expenses and other liabilities, and a $1.1 million decrease in deferred revenue.

Net cash (used in) provided by investing activities

Net cash used in investing activities was less than $0.1 million for the six months ended July 31, 2022 due to purchases of property and equipment. Net cash provided by investing activities was $0.2 million for the six months ended July 31, 2021 due to proceeds from the sales and maturities of our marketable securities, partially offset by purchases of property and equipment.

Net cash provided by financing activities

The Company had less than $0.1 million in financing activities for the six months ended July 31, 2022. Net cash provided by financing activities was $17.6 million for six months ended July 31, 2021 due to $17.5 million in proceeds from the issuance of common stock, net of issuance costs and $0.1 million in proceeds from stock option exercises.

Impact of COVID-19 Pandemic

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In the first quarter of fiscal 2021, concerns related to the spread of COVID-19 created global business disruptions as well as disruptions in the Company’s operations and created potential negative impacts on its revenues and other financial results. However, the duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations remains uncertain, and the Company will continue to assess the impact of the COVID-19 pandemic on its business, financial condition, liquidity, and financial results.

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

Critical Accounting Policies and Significant Judgments and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates during the six months ended July 31, 2022 from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K on file with the SEC, except for additional updated disclosures as described in Part I, Item I, Note 2, “Significant Accounting Policies, Revenue Recognition” of this Form 10-Q.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, for this reporting period and are not required to provide the information required under this item.

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

Based on the evaluation of our disclosure controls and procedures as of July 31, 2022, in accordance with the requirements under Rule 13a-15(b) of the Exchange Act, our principal executive officer and principal financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this this Form 10-Q, you should carefully consider the risks discussed in our Quarterly Report on Form 10-Q filed with the SEC on June 8, 2022 (the “June 2022 10-Q”), our Form 10-K and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our Form 10-K and our June 2022 10-Q. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.

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

10.1

Termination Agreement and Release, dated June 13, 2022, by and between SeaChange International, Inc. and Triller Hold Co LLC (filed as Exhibit 10.1 to SeaChange's Current Report on Form 8-K previously filed on June 14, 2022 with the SEC and incorporated by reference).

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

Dated: September 13, 2022

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER AQUINO
Peter Aquino
Chief Executive Officer (Principal Executive Officer)

by:	/s/ KATHLEEN MOSHER
Kathleen Mosher
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)