Form 10-Q
period 2022-10-31
SEACHANGE INTERNATIONAL INC
filed 2022-12-14
CIK 1019671

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

The number of shares outstanding of the registrant’s Common Stock on December 9, 2022 was 50,189,458.

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	October 31,	January 31,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,498	$17,528
Accounts receivable, net of allowance for doubtful accounts of $585 and $500 at October 31, 2022 and January 31, 2022, respectively	7,011	8,819
Unbilled receivables, net	9,350	9,160
Prepaid expenses and other current assets	2,545	2,310
Total current assets	33,404	37,817
Property and equipment, net	686	902
Operating lease right-of-use assets	1,392	2,031
Goodwill	-	9,882
Unbilled receivables, net	2,680	3,952
Other assets	404	612
Total assets	$38,566	$55,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,529	$2,960
Accrued expenses	2,825	4,217
Deferred revenue	2,507	3,947
Total current liabilities	8,861	11,124
Deferred revenue	47	77
Operating lease liabilities	787	1,361
Taxes payable	98	110
Other liabilities	3	—
Total liabilities	9,796	12,672
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 50,361,378 shares issued and 50,189,458 shares outstanding at October 31, 2022; 49,347,604 shares issued and 49,175,684 shares outstanding at January 31, 2022	503	493
Additional paid-in capital	266,352	265,644
Treasury stock, at cost; 171,920 shares at October 31, 2022 and January 31, 2022	(227)	(227)
Accumulated other comprehensive loss	(2,314)	(973)
Accumulated deficit	(235,544)	(222,413)
Total stockholders' equity	28,770	42,524
Total liabilities and stockholders' equity	$38,566	$55,196

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue:
Product	$2,183	$3,511	$7,995	$7,840
Service	6,105	3,640	14,340	10,903
Total revenue	8,288	7,151	22,335	18,743
Cost of revenue:
Product	1,622	1,609	4,114	2,708
Service	1,511	1,830	5,087	5,375
Total cost of revenue	3,133	3,439	9,201	8,083
Gross profit	5,155	3,712	13,134	10,660
Operating expenses:
Research and development	2,012	2,090	5,675	6,971
Selling and marketing	1,086	1,449	3,002	4,472
General and administrative	2,085	2,110	6,479	6,897
Severance and restructuring costs	379	75	572	646
Transaction costs	5	—	1,203	—
Loss on impairment of goodwill	3,255	—	9,098	—
Total operating expenses	8,822	5,724	26,029	18,986
Loss from operations	(3,667)	(2,012)	(12,895)	(8,326)
Other expense, net	(20)	(67)	(243)	(83)
Gain on extinguishment of debt	—	—	—	2,440
Loss before income taxes	(3,687)	(2,079)	(13,138)	(5,969)
Income tax (benefit) provision	(3)	26	(7)	(23)
Net loss	$(3,684)	$(2,105)	$(13,131)	$(5,946)
Net loss per share, basic and diluted	$(0.07)	$(0.04)	$(0.26)	$(0.13)
Weighted average common shares outstanding, basic and diluted	50,291	49,040	49,599	46,334
Comprehensive loss:
Net loss	$(3,684)	$(2,105)	$(13,131)	$(5,946)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(290)	(291)	(1,341)	(649)
Unrealized gains on marketable securities	—	—	—	1
Total other comprehensive loss	(290)	(291)	(1,341)	(648)
Comprehensive loss	$(3,974)	$(2,396)	$(14,472)	$(6,594)

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at July 31, 2022	50,176,824	$501	$266,177	$(227)	$(2,024)	$(231,860)	$32,567
Issuance of common stock pursuant to vesting of restricted stock units	184,554	2	(2)	—	—	—	—
Stock-based compensation expense	—	—	177	—	—	—	177
Foreign currency translation adjustments	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	(3,684)	(3,684)
Balances at October 31, 2022	50,361,378	$503	$266,352	$(227)	$(2,314)	$(235,544)	$28,770

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at July 31, 2021	49,212,173	$492	$264,972	$(227)	$(430)	$(218,824)	$45,983
Stock-based compensation expense	—	—	274	—	—	—	274
Foreign currency translation adjustments	—	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	—	(2,105)	(2,105)
Balances at October 31, 2021	49,212,173	$492	$265,246	$(227)	$(721)	$(220,929)	$43,861

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2022	49,347,604	$493	$265,644	$(227)	$(973)	$(222,413)	$42,524
Issuance of common stock pursuant to vesting of restricted stock units	1,013,774	10	(10)	—	—	—	—
Stock-based compensation expense	—	—	711	—	—	—	711
Foreign currency translation adjustments	—	—	—	—	(1,341)	—	(1,341)
Short swing profit settlement	—	—	7	—	—	—	7
Net loss	—	—	—	—	—	(13,131)	(13,131)
Balances at October 31, 2022	50,361,378	$503	$266,352	$(227)	$(2,314)	$(235,544)	$28,770

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541
Issuance of common stock pursuant to vesting of restricted stock units	981,927	10	(10)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	95,538	1	136	—	—	—	137
Issuance of common stock, net of issuance costs	10,323,484	103	17,359	—	—	—	17,462
Stock-based compensation expense	—	—	1,315	—	—	—	1,315
Unrealized gains on marketable securities	—	—	—	—	1	—	1
Foreign currency translation adjustments	—	—	—	—	(649)	—	(649)
Net loss	—	—	—	—	—	(5,946)	(5,946)
Balances at October 31, 2021	49,212,173	$492	$265,246	$(227)	$(721)	$(220,929)	$43,861

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Nine Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,131)	$(5,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	187	1,098
Loss on disposal of fixed assets	—	75
Gain on write-off of operating lease right-of-use assets and liabilities related to termination	—	(328)
Gain on extinguishment of debt	—	(2,440)
Provision for bad debts	256	(135)
Stock-based compensation expense	711	1,315
Realized and unrealized foreign currency transaction loss	547	399
Loss on impairment of goodwill	9,098	—
Other	—	1
Changes in operating assets and liabilities:
Accounts receivable	1,477	709
Unbilled receivables, net	927	397
Prepaid expenses and other current assets and other assets	(240)	2,007
Accounts payable	683	(93)
Accrued expenses and other liabilities	(1,241)	(230)
Deferred revenue	(1,394)	(2,329)
Net cash used in operating activities	(2,120)	(5,500)
Cash flows from investing activities:
Purchases of property and equipment	(124)	(78)
Proceeds from sales and maturities of marketable securities	—	252
Net cash (used in) provided by investing activities	(124)	174
Cash flows from financing activities:
Proceeds from stock option exercises	—	137
Proceeds from issuance of common stock, net of issuance costs	—	17,462
Proceeds from short swing profit settlement	7	—
Net cash provided by financing activities	7	17,599
Effect of exchange rate on cash, cash equivalents and restricted cash	(838)	(467)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,075)	11,806
Cash, cash equivalents and restricted cash at beginning of period	17,856	6,084
Cash, cash equivalents and restricted cash at end of period	$14,781	$17,890
Supplemental disclosure of cash flow information
Income tax payments	$205	$132
Non-cash activities:
Purchases of property and equipment included in accounts payable	$—	$72

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
Nature of Business and Basis of Presentation

SeaChange International, Inc. (“SeaChange,” the “Company”, "we" or similar terms), was incorporated under the laws of the state of Delaware on July 9, 1993. SeaChange is an industry leader in the delivery of multiscreen, advertising and premium over-the-top (“OTT”) video management solutions. The Company’s software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. The Company enables service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Further, the Company’s products provide customers an opportunity to insert advertising into broadcast and VOD content.

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the instructions to Quarterly Report on Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair presentation. The year-end condensed consolidated balance sheet data as of January 31, 2022 was derived from our audited consolidated financial statements and may not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on April 8, 2022 and as amended on May 26, 2022.

Liquidity

The Company had $14.5 million of available cash as of October 31, 2022, excluding $0.3 million of restricted cash.

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

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. The Company filed an application to be listed on The Nasdaq Capital Market on December 6, 2022.

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

On June 13, 2022, SeaChange and Triller entered into a Termination Agreement and Release (the “Termination Agreement”) pursuant to which SeaChange and Triller mutually agreed to terminate the Merger Agreement. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee to the other in connection with the terminated transactions. The Termination Agreement also contains mutual releases, whereby each party released the other from any claims of liability relating to the transactions contemplated by the Merger Agreement. The Termination Agreement and related documents are summarized in more detail in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022. Transaction costs related to the Merger and charged to the condensed consolidated statements of operations and comprehensive loss amounted to less than $1.2 million for the nine months ended October 31, 2022.

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

The following table provides a summary of (i) cash and cash equivalents and (ii) restricted cash in the condensed consolidated statements of cash flows as of the periods presented:

	As of October 31,
	2022	2021
	(Amounts in thousands)
Cash and cash equivalents	$14,498	$17,551
Restricted cash	283	339
Total cash, cash equivalents and restricted cash	$14,781	$17,890

Restricted cash is included as a component of other assets in the condensed consolidated balance sheets.

	As of January 31,
	2022	2021
	(Amounts in thousands)
Cash and cash equivalents	$17,528	$5,856
Restricted cash	328	228
Total cash, cash equivalents and restricted cash	$17,856	$6,084

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

The Company’s quantitative goodwill impairment tests performed as of July 31, 2022 and October 31, 2022 (see Note 4 for further details) utilized unobservable inputs (Level 3), including projections of future revenue and operating income.

Concentration of Credit Risk and of Significant Customers

Financial instruments, which potentially expose the Company to concentrations of credit risk, include cash, cash equivalents and restricted cash, and accounts receivable. The Company has cash investment policies which, among other things, limit investments to investment-grade securities and corporate bonds. The Company restricts its cash equivalents to repurchase agreements with major banks and U.S. government and corporate securities, some of which are subject to certain credit and market risks. The Company performs ongoing credit evaluations of its customers.

The Company sells its software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. Two customers each accounted for 13% of total revenue for the three months ended October 31, 2022 and one customer accounted for 19% of total revenue for the three months ended October 31, 2021. One customer accounted for 15% of total revenue for the nine months ended October 31, 2022 and one customer accounted for 12% of total revenue for the nine months ended October 31, 2021. One customer accounted for 10% of the combined accounts receivable, net and unbilled receivables, net balance as of October 31, 2022. Two customers each accounted for 10% of the combined accounts receivable, net and unbilled receivables, net balance as of January 31, 2022.

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

Goodwill is tested for impairment annually on August 1st each year, and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the amount by which the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the Company’s market value as a result of a significant decline in the Company’s stock price.

As a result of the significant decrease in the Company’s publicly quoted share price and market capitalization during the second quarter of fiscal year 2023, the Company accelerated its annual impairment test and performed a quantitative test of its goodwill as of July 31, 2022. As a result of this analysis, the Company recognized a $5.8 million non-cash impairment charge during the second quarter of fiscal year 2023.

In the current fiscal quarter ending October 31, 2022, the Company performed a quantitative test of its goodwill as of October 31, 2022 due to continued decline in the Company's publicly quoted share price and market capitalization, and recognized a non-cash impairment charge of $3.3 million. As a result of this non-cash impairment charge, goodwill was fully written off the balance sheet as of October 31, 2022. See Note 4 for further details. There were no triggering events or impairment charges during the three and nine months ended October 31, 2021.

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

The Company recognizes revenue from contracts with customers using a five-step model, which is described below:

•
identify the customer contract;
•
identify performance obligations in the contract;
•
determine the transaction price;
•
allocate the transaction price to the performance obligations; and
•
recognize revenue as the performance obligations are satisfied.

Identify the customer contract

A customer contract is generally identified when there is approval and commitment from both the Company and its customer, the rights have been identified, payment terms are identified, the contract has commercial substance and collectability and consideration is probable.

Identify performance obligations in the contract

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

Determine the transaction price

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer, excluding sales and value-added taxes ("VAT") that are collected on behalf of government agencies. Some contracts provide the customer a license to use the Company’s functional intellectual property in exchange for royalty payments. These arrangements may include fixed, minimum guaranteed amounts of consideration as well as a variable amount that is contingent on the revenues earned by the customer related to the license.

Allocate the transaction price to contract performance obligations

The Company’s contracts typically contain multiple performance obligations. The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer for which it accounts for individual performance obligations separately.

Recognize revenue as the performance obligations are satisfied

The Company enters into contracts that include combinations of license, support and professional services, and third-party products, which are accounted for as separate performance obligations with differing revenue recognition patterns. Revenue is recognized when or as control of the promised goods or services is transferred to customers. The Company’s software licenses may be perpetual, whereby the customer receives rights to use the software for an indefinite time period, or the license may be for a specified term. Transfer of the license and revenue recognition, including minimum guaranteed license royalties, occurs at the point in time the customer has the ability to download, use or access the software. Variable license royalties contingent on customer sales of products are recognized when the subsequent sales occur and the contingency is resolved. The Company’s customers may also contract for a Software as a Service (“SaaS”) offering whereby the customer only has a right to access the Company's software for a defined term. SaaS licenses are recognized ratably over the subscription period beginning on the date the license is made available to customers.

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

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the observable prices of goods and services when the Company sells those goods and services separately in similar circumstances to similar customers. The Company estimates the SSP of certain goods and services when there is no directly observable separate pricing under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the SSP is estimated, taking into account available information such as market conditions, expected margins and internally approved pricing guidelines related to the performance obligations. The Company enters into contracts with its customers that may include promises to transfer multiple performance obligations in the arrangement, such as software licenses, support, and professional services. The total fee of the contract may consist of one fixed price for all of the performance obligations or each performance obligation may be separately stated in the contract. Regardless of how the performance obligations are priced in the contract, the

Company must determine the transaction price to be allocated to each identified performance obligation. The Company recognizes the portion of the transaction price allocated to the software license on a residual basis. The residual basis is used to allocate revenue when the contract arrangement includes a software license and has at least one performance obligation for which the SSP is observable (i.e., hardware and/or support services). The residual method is used as the selling price for software licenses in circumstances when the transaction price is highly variable and the SSP is not discernable from past transactions or other observable evidence. The Company periodically re-evaluates its use of the residual approach estimate compared to all available observable data before concluding the estimate is representative of SSP. In these contracts, the Company typically has observable SSP for the associated support services, and hardware, if applicable. The Company also provides SaaS offerings, combining access to the Company's software platform with support services (inclusive of technical support and unspecified upgrades and bug fixes). The SaaS offering and support services are stand ready obligations with the same pattern of transfer of control. SaaS offerings do not include the right for the customer to take possession of the software during the contract term. Typically, SaaS offerings include one distinct performance obligation, satisfied over time, with revenue recognized ratably over the contract term as the customer consumes the services.

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

The Company has utilized the cost-plus margin method to determine the SSP for software support services offerings and hardware sales when observable standalone pricing for support service offerings are not readily available. When support services are sold on an “a la carte” basis with the Company’s software offerings, the Company typically determines the SSP of these support services based on this pricing relationship and observable data from standalone sales of support contracts. The expected cost-plus margin for hardware is based on the cost of the hardware from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin.

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

Contract Balances

When either party to a contract has performed, an entity shall present the contract in the statement of financial position as a contract asset or a contract liability, depending on the relationship between the entity’s performance and the customer’s payment. An entity shall present any unconditional rights to consideration separately as a receivable. Contract liabilities, which consist primarily of deferred revenue as of October 31, 2022 and January 31,2022, are classified as current liabilities if expected to be invoiced or recognized within the next year. There were no contract assets as of October 31, 2022 and January 31, 2022.

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under its sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. Significant judgments made in determining the amount of costs capitalized include whether the commissions are in fact incremental and would not have occurred absent the customer contract, and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. The Company determined that no impairment of these assets existed as of October 31, 2022 or January 31, 2022. The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $208 thousand as of October 31, 2022 and $297 thousand as of January 31, 2022. Current deferred capitalized commission costs are included in prepaid expense and other current assets in the condensed consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in the condensed consolidated balance sheets. Capitalized commissions expensed during the three and nine months ended October 31, 2022 were $19 thousand and $90 thousand, respectively, and during the three and nine months ended October 31, 2021 were $59 thousand and $182 thousand, respectively, and are included in the condensed consolidated statement of operations and comprehensive loss.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of unrestricted common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted stock units, performance stock units and deferred stock units using the “treasury stock” method when the effect is not anti-dilutive. In periods in which we report a net loss, diluted net loss per share is the same as basic net loss per share.

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been antidilutive:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Stock options	1,061	1,287	1,157	1,542
Performance stock units	15	—	—	—
Restricted stock units	1,224	273	287	120
Deferred stock units	—	62	—	41
	2,300	1,622	1,444	1,703

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

3.
Condensed Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	October 31, 2022	January 31, 2022
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$3,642	$3,689
Office furniture and equipment	231	263
Leasehold improvements	126	143
	3,999	4,095
Less: Accumulated depreciation and amortization	(3,313)	(3,193)
Total property and equipment, net	$686	$902

Depreciation expense was $54 thousand and $48 thousand for the three months ended October 31, 2022 and 2021, respectively, and $187 thousand and $151 thousand for the nine months ended October 31, 2022 and 2021, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	October 31, 2022	January 31, 2022
	(Amounts in thousands)
Accrued employee compensation and benefits	$1,162	$1,138
Accrued professional fees	71	433
Sales tax and VAT payable	36	133
Current obligation - right of use operating leases	652	762
Third-party hardware	—	12
Accrued other	904	1,739
Total accrued expenses	$2,825	$4,217

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

Due to the significant decrease in the Company’s publicly quoted share price and market capitalization during the second quarter of fiscal year 2023, the Company accelerated its annual impairment test and performed a quantitative test of its goodwill as of July 31, 2022 that resulted in a $5.8 million non-cash impairment charge during the second quarter of fiscal year 2023.

As a result of continued significant decrease in the Company’s publicly quoted share price and market capitalization during the third quarter of fiscal year 2023, the Company performed a quantitative impairment test of its goodwill as of October 31, 2022. Based on this quantitative test, the Company incurred a non-cash impairment charge during the third quarter of fiscal year 2023 of $3.3 million, which represents a write-off of the entire balance of the Company's goodwill.

The following table represents the changes in goodwill since January 31, 2022:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2022	$9,882
Translation adjustment	(784)
Impairment	(9,098)
Balance as of October 31, 2022	$-

The Company’s finite-lived intangible assets were fully amortized as of January 31, 2022.

The Company recognized amortization expense of finite-lived intangible assets in the following operating expense categories:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Selling and marketing	$—	$184	$—	$574
Research and development	—	114	—	356
	$—	$298	$—	$930

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

If the assessment of a contingency indicates that it is probable that a material loss has incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's condensed consolidated financial statements. If our assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. In December 2022, the Company received a demand letter from a customer in connection with an infringement claim related to the indemnification clauses noted below. Management cannot reasonably estimate any potential loss for this claim, however management does not believe any potential loss would be material to the financial statements.

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

6.
Operating Leases

The Company has operating leases for facilities expiring at various dates through 2025.

The components of lease expense included in the condensed consolidated statements of operations and comprehensive loss are as follows:

	For the Three Months Ended October 31,	For the Nine Months Ended October 31,
	2022	2022
	(Amounts in thousands)
Operating lease cost	$111	$381
Short term lease cost, net	3	11
Total lease cost	$114	$392

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	As of October 31, 2022	As of January 31, 2022
	(Amounts in thousands)
Operating lease right-of-use assets	$1,392	$2,031

Current portion, operating lease liabilities	652	762
Operating lease liabilities, long term	787	1,361
Total operating lease liabilities	$1,439	$2,123

Weighted average remaining lease term (years)	2.3	3.0
Weighted average incremental borrowing rate	5.0%	5.0%

Supplemental cash flow information related to the Company’s leases was as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$123	$218	$430	$951

The current portion, operating lease liabilities is included as a component of accrued expenses in the condensed consolidated balance sheets.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year as of October 31, 2022 are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2023	$165
2024	670
2025	691
Total lease payments	1,526
Less interest	87
Total operating lease liabilities	$1,439

In the first nine months of fiscal 2022, the Company entered into a sublease termination agreement (the “Lease Termination Agreement”) with respect to its former headquarters in Waltham, Massachusetts. In connection to the Lease Termination Agreement, the Company agreed to pay the sublandlord a total of $0.4 million in termination payments for the nine months ended October 31, 2021. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expense on the condensed consolidated statements of operations and comprehensive loss for the nine months ended October 31, 2021. Prior to the execution of the Lease Termination Agreement, the sublease had been scheduled to expire in February 2025.

The Company has entered into four operating sublease agreements (collectively, the “Subleases”) with respect to part of its existing Poland facility lease (the “Head Lease”), two in fiscal 2022 and two in fiscal 2023. The Company accounted for the Head Lease and the Subleases as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. One of the Subleases entered into fiscal 2022 ended during the three months ended October 31, 2022. The remaining Subleases entered into fiscal 2022 and 2023 have effective dates ranging from less than one year to more than two years from October 31, 2022, respectively. The Head Lease rent expense is presented net of income related to the Subleases and reported as a component of operating expenses on the condensed consolidated statements of operations and comprehensive loss. The Company recorded $66 thousand and $170 thousand of income related to the Subleases for the three and nine months ended October 31, 2022, respectively, and $32 thousand of sublease income for the three and nine months ended October 31, 2021.

7.
Severance and Restructuring Costs

On August 3, 2022, Michael Prinn resigned (the “Resignation”) as the Executive Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Prinn remained with the Company until September 30, 2022, to assist with the transition pursuant to the Employee Transition Separation Agreement and General Release signed on August 24, 2022 (the “Release Agreement). Total severance costs incurred during the three and nine months ended October 31, 2022 related to the Resignation was $0.4 million, primarily consisting of a salary continuation and bonus for remaining with the Company during August and September. Remaining cash payments under this Release Agreement total $0.3 million as of October 31, 2022. In addition, the Company is providing COBRA benefits for Mr. Prinn until the sooner of (a) December 31, 2022 or (b) when he becomes eligible for benefits at a new employer, and the Release Agreement includes accelerated vesting of the remaining final tranche of 4,762 restricted stock units ("RSUs") from his RSU grant dated May 26, 2020.

Following the Resignation, on August 3, 2022, the Board appointed Kathleen Mosher as Senior Vice President, Chief Financial Officer and Treasurer of the Company.

During the three and nine months ended October 31, 2022, the Company incurred severance costs of $0.4 million and $0.6 million, respectively, primarily for employee-related termination benefits.

8.
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

Following Board approval and recommendation, on August 5, 2022 the Company’s stockholders voted in favor of changes to the 2021 Compensation and Incentive Plan (the “Amended and Restated 2021 Plan”). The purpose of the Amended and Restated 2021 Plan is to provide equity and cash incentives to the employees of the Company in order to attract, motivate and retain qualified employees. Changes made to the Amended and Restated 2021 Plan include the addition of 3,000,000 new shares authorized for issuance under the Amended and Restated 2021 Plan and the inclusion of additional methods to satisfy the tax obligations that arise for granted equity awards. The number of shares authorized for issuance under the Amended and Restated 2021 Plan at October 31, 2022 is 7,896,878, including 2,396,878 shares awarded under the 2011 Plan that may become available for issuance under the 2021 Plan due to the expiration, termination, surrender, or forfeiture of such outstanding awards. As of October 31, 2022, there were 2,406,953 shares available for future grants.

The Company has a Long-Term Incentive Program, adopted in fiscal 2016, under which the named executive officers and other key employees may receive long-term equity-based incentive awards, which are intended to align the interests of named executive officers and other key employees with the long-term interests of stockholders and to emphasize and reinforce the Company’s focus on team success. Long-term equity-based incentive compensation awards are made in the form of stock options, RSUs and PSUs subject to vesting based in part on the extent to which employment continues.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of common stock according to the terms of the offering. On each purchase date, eligible employees can purchase stock at a price per share equal to 85% of the closing price of the Company’s common stock on the exercise date, but no less than par value. The maximum number of shares of the Company's common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of October 31, 2022. There were no shares purchased under the ESPP during the nine months ended October 31, 2022 and 2021 as the Company suspended the ESPP as of April 1, 2020 and is still evaluating when the suspension will be lifted, if at all.

Award Activity

In the nine months ended October 31, 2022, the Company granted 1,819,405 RSUs at a grant date weighted average fair value of $0.51 per share and 740,000 PSUs at a grant date weighted average fair value of $0.21 per share. There were 327,083 option awards and 55,357 RSU awards canceled in the nine months ended October 31, 2022.

The PSUs granted in fiscal year 2023 represent market-based awards to certain officers in connection with their appointment. The PSUs will vest on the attainment of a closing share price of $2.50 that is held for twenty consecutive trading days within three years from the grant date. In the event of a change in control of the Company, the vesting of the PSUs is based on the employee's time of service from the grant date.

Stock-Based Compensation

The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Cost of revenue	$11	$4	$26	$28
Research and development	8	7	20	(72)
Sales and marketing	54	21	80	89
General and administrative	104	242	585	1,270
	$177	$274	$711	$1,315

As of October 31, 2022, unrecognized stock-based compensation expense related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted average period of 1.5 years. As of October 31, 2022, unrecognized stock-based compensation expense related to unvested RSUs was approximately $1.2 million, which is expected to be recognized over weighted average amortization periods of 2.1 years. Additionally, as of October 31, 2022, unrecognized stock-based compensation expense related to unvested PSUs was $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.6 years.

9.
Accounts Receivables, Unbilled Receivables, and Contract Liabilities

Receivables

A receivable is the Company’s right to consideration that is unconditional and subject solely to the passage of time.

The following table summarizes the Company’s accounts receivable, net and unbilled receivables, net:

	As of October 31,	As of January 31,
	2022	2022
	(Amounts in thousands)
Accounts receivable, net	$7,011	$8,819
Unbilled receivables, current	9,350	9,160
Unbilled receivables, long-term	2,680	3,952
	$19,041	$21,931

As of October 31, 2022, the allowance for unbilled receivables was $0.2 million. As of January 31, 2022, there was no allowance for unbilled receivables, net.

Unbilled Receivables, Net

Unbilled receivables, net consist of amounts recognized as revenue as performance obligations were transferred to customers for which the Company does not currently have the right to invoice. Unbilled receivables, net are primarily derived from the allocation of contract consideration to products and services, such as software licenses, recognized at the point of time transferred when the payment of such consideration is contingent on transferring support and maintenance services over the subsequent period which is frequently one to three years. There were no impairment losses recognized during the three and nine months ended October 31, 2022.

Unbilled receivables, net are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of October 31,
	2022	Percentage
1 year or less	$9,350	78%
1-2 years	1,711	14%
2-5 years	969	8%
Total unbilled receivables, net	$12,030	100%

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue as of October 31, 2022 is due to new billings in advance of revenue recognition offset by revenue recognized during the period.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2022	$3,947	$77
Decrease	(1,440)	(30)
Balance as of October 31, 2022	$2,507	$47

The Company recognized $0.7 million of revenue for the three months ended October 31, 2022 that was included in deferred revenue at the beginning of the period and $3.1 million of revenue for the nine months ended October 31, 2022 that was included in deferred revenue at the beginning of the period.

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of October 31, 2022 is $27.5 million and consists primarily of undelivered software, service, and support obligations. This amount in part includes amounts billed for undelivered services that are included in deferred revenue reported on the condensed consolidated balance sheets. The Company expects to recognize $18.7 million as revenue within one year, an additional $5.6 million in the following year, and the remaining revenue thereafter. The Company expects to recognize substantially all of the remaining performance obligations by the second quarter of fiscal 2028. Revenue recognized for the three and nine months ended October 31, 2022 related to remaining performance obligations as of the previous fiscal year ended January 31, 2022 was $4.2 million and $14.2 million, respectively.

10.
Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table disaggregates revenue by revenue stream:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Product revenue:
License and subscription	$1,430	$2,172	$5,428	$6,306
Hardware	753	1,339	2,567	1,534
Total product revenue	2,183	3,511	7,995	7,840
Service revenue:
Maintenance and support	3,144	3,003	9,371	9,207
Professional services and other	2,961	637	4,969	1,696
Total service revenue	6,105	3,640	14,340	10,903
Total revenue	$8,288	$7,151	$22,335	$18,743

The following table disaggregates revenue by timing of transfer of goods or services:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(Amounts in thousands)		(Amounts in thousands)
Transferred at a point in time
Product revenue	$1,533	$2,893	$6,288	$6,058
Service revenue
Transferred over time(1)
Product revenue	650	618	1,707	1,782
Service revenue	6,105	3,640	14,340	10,903
Total revenue	$8,288	$7,151	$22,335	$18,743

(1) Comprised of SaaS, hosting, support contracts, and professional services.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended October 31,				For the Nine Months Ended October 31,
	2022	%	2021	%	2022	%	2021	%
	(Amounts in thousands, except percentages)				(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America(1)	$5,220	63%	$4,683	65%	$12,694	58%	$11,713	63%
Europe and Middle East	2,091	25%	1,770	25%	4,993	22%	5,310	28%
Latin America	794	10%	502	7%	4,100	18%	1,193	6%
Asia Pacific	183	2%	196	3%	548	2%	527	3%
Total revenue	$8,288		$7,151		$22,335		$18,743

(1) Includes total revenue for the U.S. for the periods shown as follows:

	For the Three Months Ended October 31,		For the Nine Months Ended October 31,
	2022	2021	2022	2021
	(Amounts in thousands, except percentages)		(Amounts in thousands, except percentages)
U.S. Revenue	$4,648	$4,142	$11,228	$10,037
% of total revenue	56%	58%	50%	54%

The following summarizes long-lived assets by geographic locations:

	As of October 31, 2022%		As of January 31, 2022%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$4,178	81%	$6,208	83%
Europe and Middle East	953	18%	1,258	17%
Asia Pacific	31	1%	31	0%
Total long-lived assets by geographic location	$5,162		$7,497

(1) Excludes goodwill.

11.
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

The Company recorded an income tax benefit of less than $0.1 million for the three and nine months ended October 31, 2022. The Company recorded an income tax provision of less than $0.1 million for the three months ended October 31, 2021 and recorded an income tax benefit of less than $0.1 million for the nine months ended October 31, 2021. The Company’s effective tax rate in fiscal 2023, and in future periods, may fluctuate on a quarterly basis as a result of changes in jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on deferred tax assets, changes in actual results versus estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of October 31, 2022, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

12.
Subsequent Event

On November 22, 2022, the Board of Directors voted to amend the Company's investment policy to expand the categories of investments. Subsequent to the quarter end the Company purchased $4.9 million of short-term government securities and $0.5 million of corporate bonds.

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

Business Overview

SeaChange International, Inc., (“SeaChange,” the “Company,” “we” or similar terms) was incorporated under the laws of the state of Delaware on July 9, 1993. SeaChange is a leading provider of video delivery, video advertising insertion, streaming enablement and emerging Free Ad-Supported Television ("FAST") products and services for operators, broadcasters and content owners globally. SeaChange’s technology portfolio enables clients to launch and grow premium linear TV, direct-to-consumer streaming and FAST channel services on all device types such as Set-Top-Boxes, mobile devices or connected TVs. SeaChange’s mission is to maximize the value of video content by providing sophisticated monetization tools that help protect existing and generate new and incremental revenue streams for the SeaChange clients, especially by providing state-of-the art video ad insertion technology to drive advertising revenues across linear TV, streaming and connected TV inventory. SeaChange markets its software products and services worldwide, primarily to service providers including: operators, such as Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc. and Frontier Communications Corporation; satellite operators such as Dish Network Corporation; connected TV players such as Hisense VIDAA, or broadcasters.

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

Other changes in management include the resignation of Michael Prinn, the Executive Vice President, Chief Financial Officer, and Treasurer of SeaChange on August 3, 2022, effective immediately. Following the resignation, on August 3, 2022, the Board appointed Kathleen Mosher as Senior Vice President, Chief Financial Officer and Treasurer of the Company, effective immediately.

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

In March 2021, we entered into a Lease Termination Agreement with respect to our former headquarters in Waltham, Massachusetts. Prior to the execution of the Lease Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Lease Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs through the former lease term.

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

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
License and Subscription	$1,430	$2,172	$(742)	(34.2%)	$5,428	$6,306	$(878)	(13.9%)
Hardware	753	1,339	(586)	(43.8%)	2,567	1,534	1,033	67.3%
Total product revenue	2,183	3,511	(1,328)	(37.8%)	7,995	7,840	155	2.0%
Service revenue:
Maintenance and support	3,144	3,003	141	4.7%	9,371	9,207	164	1.8%
Professional services and other	2,961	637	2,324	364.8%	4,969	1,696	3,273	193.0%
Total service revenue	6,105	3,640	2,465	67.7%	14,340	10,903	3,437	31.5%
Total revenue	8,288	7,151	1,137	15.9%	22,335	18,743	3,592	19.2%
Cost of product revenue	1,622	1,609	13	0.8%	4,114	2,708	1,406	51.9%
Cost of service revenue	1,511	1,830	(319)	(17.4%)	5,087	5,375	(288)	(5.4%)
Total cost of revenue	3,133	3,439	(306)	(8.9%)	9,201	8,083	1,118	13.8%
Gross profit	$5,155	$3,712	$1,443	38.9%	$13,134	$10,660	$2,474	23.2%
Product gross profit margin	25.7%	54.2%		(28.5%)	48.5%	65.5%		(16.9%)
Service gross profit margin	75.2%	49.7%		25.5%	64.5%	50.7%		13.8%
Gross profit margin	62.2%	51.9%		10.3%	58.8%	56.9%		1.9%

Two customers each individually accounted for 13% of total revenue for the three months ended October 31, 2022 and one customer accounted for 19% of total revenue for the three months ended October 31, 2021. One customer accounted for 15% of total revenue for the nine months ended October 31, 2022 and one customer accounted for 12% of total revenue for the nine months ended October 31, 2021. See Part I, Item I, Note 2, “Significant Accounting Policies,” to this Form 10-Q for more information.

International revenue accounted for 44% and 42% of total revenue for the three months ended October 31, 2022 and 2021, respectively, and 50% and 46% of total revenue for the nine months ended October 31, 2022 and 2021, respectively. The increase in international sales as a percentage of total revenue for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 is primarily attributable to an increase in international revenue of $0.6 million, driven by increased product sales. U.S. revenue increased by $0.5 million, driven by increased services offset by a reduction in product sales, but the increase was at a lower rate than international revenue. The increase in international sales as a percentage of total revenue for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 is primarily attributable to an increase in international revenue at a higher rate of increase than U.S. revenue. The increase to international revenue is driven by higher license sales, while the increase in U.S. revenue is driven by increased services, offset by a reduction in product sales.

Product Revenue

Product revenue consists of software, both licenses and subscriptions, and third-party hardware and software revenue. In transactions that include hardware and software not provided by SeaChange, the goods are purchased from a third-party provider and we record revenue and cost of goods sold on a gross basis. Product revenue decreased by $1.3 million for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 primarily due to a decrease in perpetual license sales as well as a decrease in third-party product sales. Product revenue increased by $0.2 million for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, primarily due to the delivery of third-party products, partially offset by a decrease in perpetual license sales.

Service Revenue

Service revenue consists of maintenance and support and professional services and other. Service revenue increased by $2.5 million and $3.4 million for the three and nine months ended October 31, 2022, respectively, as compared to the three and nine months ended October 31, 2021, respectively. The increase in both the three and nine months ended October 31, 2022 is primarily due to an increase in professional services revenue, driven by increased sales and higher utilization of the professional services team, while maintenance and support revenue remained relatively consistent.

Gross Profit and Margin

Cost of revenue consisted primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead, testing and implementation, and ongoing maintenance of complete systems.

Our gross profit margin increased 39% for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021, reflecting an increased professional services margin, driven primarily by a dedicated, fully-utilized team for one significant customer. Gross profit margin increased 23% for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021, reflecting an increase in services margin, driven by the high-margin professional services revenue previously mentioned, partially offset by a decrease in product margin due to lower-margin third-party products delivered in the period. Service gross profit margin increased 154% and 67% for the three and nine months ended October 31, 2022, respectively, as compared to the three and nine months ended October 31, 2021, respectively, primarily due to an increase in professional services revenue, due to higher utilization of the professional services team, while associated costs remained relatively consistent. Product gross profit margin decreased by 71% and 24% for the three and nine months ended October 31, 2022, respectively, as compared to the three and nine months ended October 31, 2021, respectively, primarily due to the sale and cost of lower margin third-party products.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Research and development expenses	$2,012	$2,090	$(78)	(3.7%)	$5,675	$6,971	$(1,296)	(18.6%)
% of total revenue	24.3%	29.2%			25.4%	37.2%

Research and development expenses decreased by $0.1 million and $1.3 million for the three and nine months ended October 31, 2022, respectively, as compared to the three and nine months ended October 31, 2021, respectively. The decrease in research and development expenses for the three months ended October 31, 2022 was primarily due to a $0.2 million decrease in salaries and compensation costs associated with the reduction in headcount and outside services in relation to cost-saving efforts implemented in fiscal 2022, and a $0.1 million decrease in asset intangible amortization expense. These decreases were partially offset by an increase in contract labor of $0.2 million. The decrease in research and development expenses for the nine months ended October 31, 2022 were primarily due to a $0.7 million decrease in salaries and compensation costs and a $0.4 million decrease in contract labor associated with the reduction in headcount and outside services in relation to cost-saving efforts implemented in fiscal 2022, and a $0.4 million decrease in intangible asset amortization expense.

Selling and Marketing

Selling and marketing expenses consist of salaries and related costs, including stock-based compensation for personnel engaged in selling and marketing functions, commissions, travel expenses, certain promotional expenses and an allocation of related facility expenses. The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$1,086	$1,449	$(363)	(25.1%)	$3,002	$4,472	$(1,470)	(32.9%)
% of total revenue	13.1%	20.3%			13.4%	23.9%

Selling and marketing expenses decreased by $0.4 million and $1.5 million for the three and nine months ended October 31, 2022, respectively, as compared to the three and nine months ended October 31, 2021, respectively. The decreases in selling and marketing expenses for the three months ended October 31, 2022 were primarily due to a reduction in contract labor of $0.1 million, a $0.2 million decrease in intangible asset amortization and a $0.1 million decrease in professional fees and outside services. The decrease for the nine months ended October 31, 2022 are primarily attributable to a $0.6 million decrease in compensation associated with the reduction in headcount in relation to cost-saving efforts implemented in fiscal 2022, a $0.2 million reduction in professional fees and outside services, a $0.1 million reduction in contract labor, and a $0.6 million decrease in intangible asset amortization due to the intangible assets being fully amortized.

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

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,085	$2,110	$(25)	(1.2%)	$6,479	$6,897	$(418)	(6.1%)
% of total revenue	25.2%	29.5%			29.0%	36.8%

General and administrative expenses decreased by less than $0.1 million and $0.4 million for the three and nine months ended October 31, 2022, respectively, as compared to the three and nine months ended October 31, 2021, respectively, The decrease in general and administrative expenses for the three months ended October 31, 2022 were primarily due to a $0.1 million decrease in share-based compensation expense, offset by a $0.1 million increase in legal and outside professional fees. The decrease in general and administrative expenses for the nine months ended October 31, 2022 were primarily due to a $0.7 million decrease in share-based compensation expense and a $0.2 million decrease in salaries and compensation associated with the reduction in headcount in relation to cost-saving efforts implemented in fiscal 2022, partially offset by a $0.4 million increase in the provision for bad debts.

Severance and Restructuring Costs

Severance consists of employee-related termination benefits and other severance costs not related to a restructuring plan. Restructuring consists of employee-related termination benefits and facility closure costs. The following table provides information regarding the change in severance and restructuring costs during the periods presented:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$379	$75	$304	405.3%	$572	$646	$(74)	(11.5%)
% of total revenue	4.6%	1.0%			2.6%	3.4%

Severance and restructuring costs increased by $0.3 million and decreased by $0.1 million for the three and nine months ended October 31, 2022, respectively, as compared to the three and nine months ended October 31, 2021, respectively. Severance and restructuring costs for the three months ended October 31, 2022 were less than $0.4 million. Severance and restructuring costs for the nine months ended October 31, 2022 consisted primarily of employee-related termination benefits in the amount of $0.4 million.

Transaction Costs

Transaction costs related to the terminated Merger totaled less than $0.1 million and $1.2 million for the three and nine months ended October 31, 2022, respectively, and included third-party direct costs such as legal, accounting, and other professional fees. Transaction costs were expensed as incurred.

Loss on Impairment of Goodwill

As a result of the significant decrease in our publicly quoted share price and market capitalization during the second and third quarters of fiscal 2023, we performed a quantitative test of our goodwill as of July 31, 2022 and October 31, 2022. As a result of these quantitative tests, we identified an impairment to goodwill resulting in recognition of a $5.8 million non-cash goodwill impairment charge in the second quarter of fiscal 2023 and a $3.3 million non-cash goodwill impairment charge in the third quarter of fiscal 2023, for a total of $9.1 million for the nine months ended October 31, 2022. There were no impairment charges recorded during the three and nine months ended October 31, 2021.

Other Income (Expense), Net

The table below provides detail regarding our other income (expense), net:

	For the Three Months Ended October 31,		Change		For the Nine Months Ended October 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(Amounts in thousands, except for percentage data)				(Amounts in thousands, except for percentage data)
Interest income, net	$105	$80	$25	31.3%	$270	$188	$82	43.6%
Foreign exchange loss, net	(129)	(198)	69	(34.8%)	(547)	(399)	(148)	37.1%
Miscellaneous income, net	4	51	(47)	(92.2%)	34	128	(94.00)	(73.4%)
	$(20)	$(67)	$47		$(243)	$(83)	$(160)

Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Income Tax Provision

We recorded income tax benefits and provisions of less than $0.1 million for the three and nine months ended October 31, 2022 and 2021. Our effective tax rate in fiscal 2023 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of October 31, 2022, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

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

Liquidity and Capital Resources

The following table includes key line items of our condensed consolidated statements of cash flows:

	For the Nine Months Ended October 31,
	2022	2021
	(Amounts in thousands)
Net cash used in operating activities	$(2,120)	$(5,500)
Net cash (used in) provided by investing activities	(124)	174
Net cash provided by financing activities	7	17,599
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(838)	(467)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,075)	$11,806

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, and restricted cash totaled $14.8 million as of October 31, 2022. In December 2022, we purchased $4.9 million of short-term government securities and $0.5 million of corporate bonds.

In the first nine months of fiscal 2022, we entered into the Lease Termination Agreement with respect to our former headquarters in Waltham, Massachusetts. In connection with the early termination of the sublease the Company paid the sublandlord a termination payment of approximately $0.4 million against an obligation of approximately $2.8 million. Prior to the execution of the Lease Termination Agreement, the sublease had been scheduled to expire in February 2025. As a result of the Lease Termination Agreement, we expect annualized savings of approximately $0.6 million in facilities costs through the former lease term. Additionally, in the first nine months of fiscal 2022, we issued and sold 10,323,484 shares of common stock at a public offering price of $1.85 per share. The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

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

Continued Nasdaq Listing

On June 17, 2022, we received a deficiency letter from the Staff notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the Minimum Bid Price Requirement. The Nasdaq deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SEAC” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been given 180 calendar days, or until December 14, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before December 14, 2022, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If we do not regain compliance with the Minimum Bid Price Requirement by December 14, 2022, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to transfer to The Nasdaq Capital Market, to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, we would be required to notify Nasdaq of our intent to cure the deficiency during the second compliance period. Following a transfer to The Nasdaq Capital Market, we will be afforded the second 180 calendar day period to regain compliance, unless it does not appear to Nasdaq that it is possible for us to cure the deficiency. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the Staff to a hearings panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. The Company filed an application to be listed on The Nasdaq Capital Market on December 6, 2022.

Net cash used in operating activities

Net cash used in operating activities was $2.1 million for the nine months ended October 31, 2022. Net cash used in operating activities was primarily the result of our net loss of $13.1 million, offset by a $9.1 million non-cash goodwill impairment charge, $0.2 million non-cash expense for depreciation and amortization, a $0.7 million non-cash expense for stock-based compensation and a $0.5 million non-cash foreign currency transaction loss, and changes in working capital, which include a $1.5 million decrease in accounts receivable, a $0.9 million increase in unbilled receivables, a $0.2 million increase in prepaid expenses and other current assets and other assets, a $0.7 million increase in accounts payable, a $1.2 million decrease in accrued expenses and other liabilities and a $1.4 million decrease in deferred revenue.

Net cash used in operating activities was $5.5 million for the nine months ended October 31, 2021. Net cash used in operating activities was primarily the result of our net loss of $5.9 million, a $1.1 million non-cash expense for depreciation and amortization, a $1.3 million non-cash expense for stock-based compensation, a $0.3 million non-cash gain on the write-off of our operating lease right-of-use assets and liabilities in relation to the Waltham lease termination, a $2.4 million non-cash gain on extinguishment of debt related to the fully forgiven Paycheck Protection Program note, a $0.4 million non-cash foreign currency transaction loss, and changes in working capital, which include a $0.7 million decrease in accounts receivable, a $0.4 million decrease in unbilled receivables, a $2.0 million decrease in prepaid expenses and other current assets and other assets, a $0.1 million decrease in accounts payable, a $0.2 million decrease in accrued expenses and other liabilities, and a $2.3 million decrease in deferred revenue.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $0.1 million for the nine months ended October 31, 2022 due to purchases of property and equipment. Net cash provided by investing activities was $0.2 million for the nine months ended October 31, 2021 due to proceeds from the sales and maturities of our marketable securities, partially offset by purchases of property and equipment.

Net cash provided by financing activities

The Company had less than $0.1 million in financing activities for the nine months ended October 31, 2022. Net cash provided by financing activities was $17.6 million for nine months ended October 31, 2021 due to $17.5 million in proceeds from the issuance of common stock, net of issuance costs and $0.1 million in proceeds from stock option exercises.

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

There have been no material changes to our critical accounting policies and estimates during the nine months ended October 31, 2022 from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K on file with the SEC, except for additional updated disclosures as described in Part I, Item I, Note 2, “Significant Accounting Policies, Revenue Recognition” of this Form 10-Q.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act of 1934 for this reporting period and are not required to provide the information required under this item.

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

Based on the evaluation of our disclosure controls and procedures as of October 31, 2022, in accordance with the requirements under Rule 13a-15(b) of the Exchange Act, our principal executive officer and principal financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

In December 2022, we received a demand letter from a customer in connection with an infringement claim. Management cannot reasonably estimate any potential loss related to this claim, however management does not believe any potential loss would be material to the financial statements.

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in our Quarterly Report on Form 10-Q filed with the SEC on June 8, 2022 (the “June 2022 10-Q”), our Form 10-K and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our Form 10-K and our June 2022 10-Q. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.

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

10.1

Offer Letter, dated August 3, 2022, by and between SeaChange International, Inc. and Kathleen Mosher. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 9, 2022 with the SEC and incorporated herein by reference).

10.2

Managing Director Service Contract dated August 16, 2022 between SEAC Germany GmbH and Christoph Klimmer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 17, 2022 with the SEC and incorporated herein by reference).

10.3

Supplement to Managing Director Service Contract dated August 16, 2022 between SEAC Germany GmbH and Christoph Klimmer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K previously filed on August 17, 2022 with the SEC and incorporated herein by reference).

10.4

Employee Transition Separation Agreement and General Release between SeaChange International, Inc. and Michael Prinn dated August 24, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 30, 2022 with the SEC and incorporated herein by reference).

10.5

SeaChange International, Inc. Amended and Restated 2021 Compensation and Incentive Plan and forms of Non-Employee Director Deferred Stock Unit Agreement, Non-Employee Director Restricted Stock Unit Agreement, Employee Restricted Stock Unit Agreement, Employee Performance Stock Unit Agreement, Section 16 Officer Restricted Stock Unit Agreement, Section 16 Officer Performance Stock Unit Agreement, Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement thereunder (filed as Exhibit 99.1 to SeaChange’s Registration Statement on Form S-8 previously filed on September 16, 2022 with the SEC and incorporated herein by reference).

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

Dated: December 14, 2022

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER AQUINO
Peter Aquino
Chief Executive Officer (Principal Executive Officer)

by:	/s/ KATHLEEN MOSHER
Kathleen Mosher
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)