Form 10-K
period 2023-01-31
SEACHANGE INTERNATIONAL INC
filed 2023-04-17
CIK 1019671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38828

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

177 Huntington Ave, Ste 1703 PMB 73480
Boston, MA	02115
(Address of principal executive offices)	(Zip Code)

(978)-897-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SEAC	The Nasdaq Capital Market

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

If an emerging growth company, indicate by a check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 29, 2022 (the last business day of its most recently completed second fiscal quarter), the aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price for the registrant’s common stock on the Nasdaq Global Select Market on such date was $23,098,120. For the purposes of this calculation, shares owned by officers and directors (and their affiliates) have been excluded. This exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant. The registrant does not have any non-voting common stock outstanding.

The number of shares of the registrant’s common stock outstanding as of the close of business on April 14, 2023 was 50,497,712.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K (this “Form 10-K”) of SeaChange International, Inc. (“SeaChange,” the “Company,” “us,” or “we”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. You should not place undue reliance on these statements. These forward-looking statements include, without limitation, statements that reflect our current beliefs, expectations, assumptions, estimates and projections about SeaChange and our industry. These forward-looking statements speak only as of the date of this Form 10-K. We disclaim any undertaking to publicly update or revise any forward-looking statements to reflect any change in our expectations with regard thereto or any changes in events, conditions or circumstances on which such statements are based. These statements, which may be expressed in a variety of ways, including the use of forward looking terminology (although not all forward-looking statements contain these words), such as “believe,” “expect,” “seek,” “intend,” “may,” “will,” “should,” “could,” “potential,” “continue,” “estimate,” “plan,” or “anticipate,” or the negatives thereof, other variations thereon or compatible terminology, relate to, among other things, our continued transition to being a company that primarily provides software solutions, the effect of certain legal claims against us, projected changes in our revenue, earnings and expenses (including taxes), exchange rate sensitivity, interest rate sensitivity, liquidity, product introductions, industry changes, general market conditions, our continued limited number of customers, geographic location of sales and a reduction in workforce and the impact thereof.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified; therefore, our actual results may differ materially from those anticipated in these forward-looking statements as of the date of this Form 10-K. We believe that these factors include those related to:

•
a reduction in spending by customers on video solutions and services would adversely affect our business, financial condition and operating results;
•
the increase in labor, service and supply costs, including as a result of inflationary pressures;
•
the manner in which the multiscreen video and over-the-top markets develop;
•
our efforts to become a company that primarily provides software solutions;
•
the inability to successfully compete in our marketplace;
•
the failure to respond to rapidly changing technologies related to multiscreen video;
•
the variability in the market for our products and services;
•
the loss of or reduction in demand, or the return of product, by one of the Company’s large customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter;
•
the cancellation or deferral of purchases of our products or final customer acceptance;
•
a decline in demand or average selling prices for our products and services;
•
our entry into fixed-price contracts, which could subject us to losses if we have cost overruns;
•
warranty claims on our products and any significant warranty expense in excess of estimates;
•
the possibility that our software products contain serious errors or defects;
•
turnover in our senior management;
•
our ability to retain key personnel and hire additional personnel;
•
the failure to achieve our financial forecasts due to inaccurate sales forecasts or other factors, including due to expenses we may incur in fulfilling customer arrangements;
•
the impact of our cost-savings and restructuring programs;
•
the Company’s ability to manage its growth;
•
the risks associated with international operations;

•
the development of multiscreen video and over-the-top (“OTT”) markets;
•
risks related to public health pandemics such as the COVID-19 pandemic;
•
the impact of the ongoing conflict in Ukraine on our business;
•
our ability to remain listed on The Nasdaq Stock Market (“Nasdaq”);
•
the success and timing of regulatory submissions;
•
litigation regarding intellectual property rights;
•
risks related to protection of our intellectual property;
•
changes in the regulatory environment;
•
consequences of potential bank failures where we hold our funds, including any uninsured deposits;
•
significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas;
•
fluctuations in foreign currency exchange rates could negatively impact our financial results and cash flows;
•
weakened global economic conditions that may harm our industry, business and results of operations; and
•
the risks set forth under “Item 1A. Risk Factors in Part I of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

SeaChange International, Inc. (“SeaChange,” the “Company,” “we,” or similar terms), incorporated under the laws of the State of Delaware on July 9, 1993,is a leading provider of video delivery, advertising, streaming platforms, and emerging Free Ad-Supported Streaming TV services (“FAST”) development. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. SeaChange technology enables operators, broadcasters, and content owners to cost-effectively launch and grow premium linear TV and direct-to-consumer streaming services to manage, curate, and monetize their content. SeaChange helps protect existing and develop new and incremental advertising revenues for traditional linear TV and streaming services with its unique advertising technology. We sell our software products and services worldwide, primarily to service providers including: operators, such as VIDAA USA Inc., Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., and Frontier Communications Corporation; satellite operators such as DirecTV and Dish Network Corporation; and broadcasters.

Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand. Using our products and services, we believe customers can increase revenue by offering services such as video on demand (“VOD”) programming on a variety of consumer devices, including televisions, smart phones, PCs, tablets and over-the-top ("OTT") streaming players. Our solutions enable service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

SeaChange serves an exciting global marketplace where content access is becoming ubiquitous, and where consumption and monetization continue to transition from linear TV and subscription services to advertising-driven models on connected TVs. With our rich product portfolio and the strategic focus to maximize SeaChange partners’ advertising inventory value with services such as targeting, personalization and multi-screen engagement, we are well positioned to expand our market share in the booming global video advertising and streaming markets. Providing SeaChange customers with more scalable and cloud-native software platforms enable them to further reduce their infrastructure costs, improve reliability and expand service offerings to their subscribers or viewers. Additionally, we are well positioned to capitalize on new customers entering the streaming and video advertising marketplace and increasingly serve adjacent markets. Our core technologies provide a foundation for software products and services that can be deployed in next generation video delivery and monetization systems capable of increased levels of subscriber activity and inventory transactions across multiple devices.

In February 2019, we entered into a cooperation agreement (the “Cooperation Agreement”) with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”). As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock. Pursuant to the Cooperation Agreement, we agreed to set the size of the Company’s Board of Directors (the “Board”) at up to eight members.

In March 2019, our Board approved and adopted the Tax Benefits Preservation Plan to deter acquisitions of our common stock that would potentially limit our ability to use net operating loss carryforwards to reduce our potential future federal income tax obligations. In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan was approved by our stockholders at our 2019 annual meeting of stockholders. The purchase rights expired on March 4, 2022.

In February 2021, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which registered an indeterminate number of shares of common stock, preferred stock, Series A Participating Preferred Stock, warrants or right to purchase common stock or preferred stock, and units using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

In connection with the shelf Registration Statement on Form S-3, the Company entered into an underwriting agreement with Aegis Capital Corp. on March 30, 2021, to issue and sell 10,323,484 shares of common stock, $0.01 par value per share (“common stock”), at a public offering price of $1.85 per share (the “Offering”). The Offering closed on April 1, 2021 and resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

On April 6, 2023, the Company filed with the SEC a post-effective amendment to the shelf Registration Statement on Form S-3 to (i) terminate all offerings under the registration statement and (ii) withdraw and deregister any and all of the securities registered for issuance on the registration statement but remaining unsold as of the date thereof.

We initiated restructuring efforts to improve operations and optimize our cost structure. In fiscal 2021, we reduced our headcount across all departments in response to the onset of the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized savings. Additionally, in fiscal 2021, we transferred our technical support services to our Poland location in an effort to further reduce costs. In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the sublease to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, we paid the sublandlord termination payments of approximately $0.4 million for the fiscal year ended January 31, 2022.

We also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on the lease termination is reported as a component of severance and restructuring expenses on the consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2022. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.

Merger Agreement and Subsequent Termination

In December 2021, SeaChange and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller planned to merge with and into SeaChange, with the separate existence of Triller ceasing, and SeaChange continuing as the surviving corporation (the “Merger”).

On June 13, 2022, SeaChange and Triller entered into a Termination Agreement and Release (the “Termination Agreement”) pursuant to which SeaChange and Triller mutually agreed to terminate the Merger Agreement. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee to the other in connection with the terminated transactions. The Termination Agreement also contains mutual releases, whereby each party released the other from any claims of liability relating to the transactions contemplated by the Merger Agreement. The Termination Agreement and related documents are summarized in more detail in our Current Report on Form 8-K filed with the SEC on June 14, 2022. Transaction costs related to the Merger and charged to the consolidated statements of operations and comprehensive loss amounted to approximately $1.2 million and $1.5 million for the years ended January 31, 2023 and 2022, respectively.

PRODUCTS AND SERVICES

Our principal products and services provide first-class video streaming, linear TV, and video advertising technology for operators, content owners, and broadcasters globally. Our technology enables operators, broadcasters, and content owners to cost-effectively launch and grow premium linear TV and direct-to-consumer streaming services as well as FAST channels to manage, curate, distribute and monetize their content. SeaChange helps protect existing and develop new and incremental advertising revenues for traditional linear TV and streaming services with its unique advertising technology. We license our software on a perpetual or term basis, which grants the licensee the rights and use of our software. We also provide our software on a subscription basis (“Software as a Service" or

"SaaS”) whereby the customer only has a right to access the Company's software for a defined term. Our product portfolio consists of Operator TV Platforms, StreamVid, Advanced Advertising, and the Xstream™ Platform.

Operator TV Platform

Our robust Operator TV Platform brings interactive multiscreen experience to the operators running cable networks. Our comprehensive solutions converge a customer’s current network with OTT video management solutions in a single deployment with short time to market. By converging digital video broadcasting - cable / quadrature amplitude modulation ("DVB-C / QAM") networks with OTT streaming, operators can expand their coverage and reach their viewers providing immersive multiscreen experience and on demand services. Our hybrid solution utilizes a single on-premises or cloud-based infrastructure. At the same time, the operating costs are kept under control by leveraging pre-integrated solutions, such as multi-content delivery networks ("CDN", including Broadpeak, Edgeware and HBO), multi–digital rights management ("DRM"), and seamless integration with existing network components.

StreamVid

StreamVid is a complete cloud-based OTT video platform that enables premium and profitable streaming services both for operators and content owners. StreamVid allows the launch of a fully managed OTT streaming service that is designed to scale with the business and is deployed entirely in the cloud. Stream Vid's wide scope of product components and services, including content ingestion, workflow automation, user management, content protection, billing and entitlement, and user applications for all relevant device platforms such as mobile devices or Smart TVs, StreamVid helps any content owner or operator to introduce or expand their own premium direct-to-consumer streaming service.

Advanced Advertising

Advanced advertising is a unified ad tech solution to insert adverts into all types of video feeds, from broadcast to internet protocol television ("IPTV") and OTT, to increase ad revenues for carriers, broadcasters or content owners.

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

Xstream™ Platform

In January 2023, we launched the latest version of the SeaChange Xstream™ platform, a cloud-based content monetization platform helping operators and content owners maximize advertising revenue on Connected TVs (“CTVs”). The Xstream™ Platform provides the full set of capabilities to monetize CTV ad inventory for content owners, manufacturers, and operating system providers alike, ranging from the generation and distribution of FAST channels, streaming enablement via content aggregation to targeted insertion of advertisement from multiple demand sources.

Services

SeaChange offers comprehensive technical support and maintenance for our products, governed under long-term support agreements. In addition, we have developed extensive capabilities in providing professional services such as systems integration, implementation, custom development and customer engineering. We also provide managed services capabilities offering end-to-end management of video platform in the cloud, including remote monitoring and proactive system maintenance, to help our customers quickly and confidently establish new on-demand and multiscreen capabilities.

STRATEGY

Our goal is to strengthen our position as a leading global provider of Linear TV, video delivery, streaming and ad insertion solutions by enabling our customers to launch and operate profitable TV and streaming businesses and to help them increase their ad or subscription revenues with our comprehensive portfolio of products and services. Key elements of our strategy include:

•
Service our existing customer base of operators and content owners with continuous upgrades and improvements of our software platforms, enabling our customers to grow their video service portfolio and allowing us to expand the scope of product and services across our customer base;
•
Build recurring SaaS revenue streams by helping content owners launch direct-to-consumer streaming services with our SaaS streaming enablement platform StreamVid;
•
Tap into the growing video advertising total available market ("TAM") by helping rights holders better monetize their inventory with direct ad sales campaigns or programmatic auctions across all video distribution channels: Broadcast, IPTV, OTT and CTV; and
•
Monetize our capabilities to accelerate software development projects and deliver premium bespoke solutions in the video space with our combined team of more than 100 employees and contractors in Warsaw, Poland.

RESEARCH AND DEVELOPMENT

We have focused and streamlined our research and development efforts in recent years, reducing total research and development costs by $0.9 million between fiscal 2022 and fiscal 2023. We believe that our success will depend on our ability to develop and rapidly introduce new integrated solutions and enhancements to our existing products that meet changing customer requirements in our current and future customer base as well as new markets. We have made substantial investments in developing and bringing to market our next generation software products, which utilize microservices-based software architectures and advanced orchestration. Our current research and development activities are focused on developing cloud-based streaming and ad insertion platforms, content management solutions, additional user experience applications, advertising solutions and integrating the solutions we currently offer. The majority of our research and development efforts are performed by our engineering and development team in Warsaw, Poland.

SELLING AND MARKETING

Our sales cycle has historically been long, in some instances up to 12-24 months. There are also engagements that span multiple years, and it can be difficult to predict in what fiscal period the sale will occur. We primarily utilize a direct sales process and work closely with customers to understand and define their needs. We use several marketing programs to support the sale and distribution of our products. We also market certain features or services to systems integrators and value-added resellers. We attend and exhibit at a limited number of prominent industry trade shows and conferences, when available, and we present our technology at seminars and smaller conferences to promote awareness.

CUSTOMERS

We currently sell our products on a global basis primarily to video service providers, such as cable system operators and telecommunications companies, as well as content providers such as broadcasters, aggregators, publishers and producers. Historically, a significant portion of our revenue in any given fiscal period has been derived from substantial orders placed by these large organizations. For the fiscal year ended January 31, 2023, two customers each accounted for 10% or more of our total revenue.

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

COMPETITION

The markets in which we compete are characterized by intense competition, with many suppliers providing different types of products to different segments of the markets. In new markets for our products, we compete based on price, functionality and delivery capabilities. In markets in which we have an established presence, we compete principally based on the breadth of our products’ features and benefits, including the flexibility, scalability, professional quality, ease of use, reliability and cost effectiveness of our products, and our reputation and the depth of our expertise, customer service and support. While we believe that we currently compete favorably overall with respect to these factors and that our ability to provide integrated solutions to manage and distribute digital video differentiates us from our competitors, in the future, we may not be able to continue to compete successfully with respect to these factors.

In the market for streaming enablement, we compete with various larger companies offering video platforms and applications such as Synamedia, TiVo, Kaltura, Viaccess-Orca, and MediaKind, as well as in-house solutions built by the service providers. Increasingly, we are also seeing competition from integrated end-to-end solutions and many OTT providers. We expect the competition in each of the markets in which we operate to intensify in the future with existing and new competitors with significant market presence and financial resources.

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

PATENTS AND INTELLECTUAL PROPERTY

Our success and our ability to compete are dependent, in part, upon the proprietary rights of our intellectual property. We currently have 13 patents in the United States (“U.S.”) expiring between 2024 and 2032. In addition, we rely on a combination of contractual rights, trademark laws, trade secrets and copyright laws to establish and protect our proprietary rights in our products. It is possible that the validity of these patents would not be upheld.

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

HUMAN CAPITAL MANAGEMENT

We are committed to building a diverse, equitable and inclusive culture for all employees. Our employees are among our most valuable assets and are critical to our ability to deliver on our strategic plans. Our success in delivering high quality and innovative products and solutions for our customers and driving operational excellence is only achievable through the talent, expertise, and dedication of our global team.

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

As of January 31, 2023, we had 108 permanent employees worldwide, of whom 20 were in our U.S. operations and 88 were in our international operations. In addition, as of January 31, 2023 we had 133 temporary employees and contractors worldwide, many of whom are utilized in the ordinary course of our business. All permanent employees as of January 31, 2023 were full-time employees except for one part-time employee. We believe that our relations with our employees are good. None of our employees are represented by a collective bargaining agreement.

Employees in certain foreign jurisdictions are represented by local works council as may be customary or required in those jurisdictions.

Compensation and Benefits

Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our stockholders. We offer competitive wages, annual bonus opportunities, retirement savings opportunities, including a 401(k) retirement savings plan for U.S. employees, healthcare and insurance benefits, flexible spending accounts, tuition reimbursement, paid time off, and flexible work schedules.

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

Financial and other information about SeaChange, including our Code of Ethics and Business Conduct and charters for our Board's Audit Committee (the "Audit Committee"), Compensation Committee, and Corporate Governance and Nominating Committee, are available on the Investor Relations section of our website at www.seachange.com. We make available free of charge on our website our Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and amendments to those reports file or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Investors should note announcements of material information to investors and others are performed using SEC filings, press releases, and postings on our website (www.seachange.com), including news and announcements regarding financial performance, key personnel, brands, and business strategy. Information posted on the corporate website could be deemed material to investors. Investors are encouraged to review the information posted on these channels. Updates may be made, from time to time, to the list of channels used to communicate information that could be deemed material, and any such change will be posted on www.seachange.com. The information contained on our website is not incorporated by reference into this document and should not be considered a part of this Form 10-K. Our website address is included in this document as an inactive textual reference only.

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

Risks Related to Our Business and Operations

•
weakened global economic conditions, including inflation, may harm our industry, business and results of operations;
•
a reduction in spending by customers would adversely affect our business, financial condition and operating results;
•
our efforts to introduce SaaS-based multiscreen service offerings may either not succeed or impair the sale of our on-site licensed offerings;
•
we may be unsuccessful in our efforts to become a company that primarily provides software solutions;
•
our ability to successfully compete in our marketplace;
•
failure to respond to rapidly changing technologies related to multiscreen video;
•
variability in the market for our products and services;
•
the loss due to reduced demand by, or the return of product by one or more of our highly concentrated customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter;
•
cancellation or deferral of purchases of our products or final customer acceptance;
•
limited adoption of our value based selling approach for our products and services;
•
a decline in demand or average selling prices for our products and services;
•
our entry into fixed-price contracts, which could subject us to losses if we have cost overruns;
•
warranty claims on our products and any significant warranty expense in excess of estimates;
•
the possibility that our software products contain serious errors or defects;
•
increased labor costs due to inflation and staffing shortages;
•
turnover in our senior management; and
•
the ongoing COVID-19 pandemic and outbreaks of variants of the virus.

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
•
our ability to deliver products and services that satisfy customer requirements is dependent on the performance of our third-party vendors; and
•
the possibility of disruptions to our information technology systems.

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
•
if content providers limit the scope of content licensed for use in the digital VOD and OTT market, our business, financial condition, results of operations and cash flows could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets; and
•
litigation regarding intellectual property rights.

Risks Related to Regulatory Matters

•
we are subject to regulation by federal, state, and other foreign authorities under applicable laws and regulations;
•
changes in the regulatory environment;
•
existing statutes, rules, or interpretations of existing statutes or rules may be changed by legislature or they may prescribe new ones and we are unable to predict any such changes, or how any such changes will ultimately affect the regulation of our business;
•
we may be subject to various rules, regulations, prohibitions and requirements from the Federal Communications Commission and Federal Trade Commission;
•
uncertainties of regulation of the Internet and data traveling over the Internet;
•
regulators may increase regulation of the cybersecurity practices of companies such as ours; and
•
given the increase in certain natural disaster regulators may attempt to impose regulations to ensure continuity of service during disasters.

Risks Related to Our International Operations

•
significant risks to our business when we engage in the outsourcing of engineering work, including outsourcing of software work overseas;
•
our ability to maintain or increase international sales of our products and services; and
•
fluctuations in foreign currency exchange rates could negatively impact our financial results and cash flows.

Risks Related to Our Common Stock

•
stock price volatility and a decline in investment, which could lead to our securities being delisted;
•
our ability to comply with the continued listing standards of the Nasdaq Capital Market; and
•
we may issue preferred stock whose terms could adversely affect the voting power or value of common stock.

General Risks

•
our ability to protect intellectual property rights from third-party challenges;
•
our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our funds fail;

•
if our cybersecurity measures are breached and unauthorized access is obtained to a customer's data or our data on our systems, our services may not be perceived as being secure, and we may incur legal and financial exposure;
•
changes in our accounting estimates could adversely affect our future financial results; and
•
climate change may have a long-term impact on our business.

Risks Related to Our Business and Operations

Weakened global economic conditions, including inflation, may harm our industry, business and results of operations.

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

More recently, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products and services, increases in our operating costs including our labor costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. The Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, as broad economic factors, including those resulting from the COVID-19 pandemic, inflationary pressures, supply chain disruptions, labor shortages, increased unemployment and underemployment rates and reduced consumer spending and confidence, may impact our industry, business and results of operations.

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

Our efforts to become a company that primarily provides software solutions may result in a reduction in the range of products and services we offer and in the number of current and potential future customers. Each of these factors may increase the level of execution risk in our strategy, in that there may be increased variability in our revenue. If we are unsuccessful in this transition, our business, financial condition, results of operations and cash flows may be adversely affected, and the market price of our common stock may decrease.

If we are unable to successfully compete in our marketplace, our financial condition and operating results may be adversely affected.

We currently compete against companies offering video software solutions and have increasingly seen competition from integrated end-to-end solutions and a large number of OTT players. To the extent the products developed are competitive with and not complementary to our products, they may be more cost-effective than our solutions, which could result in cable television system operators and telecommunications companies discontinuing their purchases of our on-demand products. Due to the rapidly evolving markets in which we compete, new competitors with greater market presence and financial resources than we have may further intensify competition. Increased competition could result in price reductions, cancellations of purchase orders, loss of business with current customers to competitors, and loss of market share which would adversely affect our business, financial condition, results of operations and cash flows. Many of our current and potential competitors have greater financial, selling and marketing, technical and other resources than we do. They may be in better position to withstand any significant reduction in capital spending by customers in our markets and may not be as susceptible to downturns in a particular market. Moreover, our competitors may also foresee the course of market developments more accurately and sooner than we do. Although we believe that we have certain technological and other advantages over our competitors, realizing and maintaining these advantages will require a continued high level of investment by us in research and product development, marketing and customer service and support. In the future, we may not have sufficient resources to continue to make these investments or to make the technological advances necessary to compete successfully with our existing competitors or with new competitors. If we are unable to compete effectively, our business, prospects, financial condition and operating results would be materially adversely affected.

If we fail to respond to rapidly changing technologies related to multiscreen video, our business, financial condition, results of operations and cash flows would be materially adversely affected because the competitive advantage of our products and services relative to those of our competitors would decrease.

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

Because our customer base has been highly concentrated among a limited number of large customers, the loss of reduced demand by, or the return of product by one or more of these customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our customer base is highly concentrated among a limited number of large customers, and, therefore, a limited number of customers account for a significant percentage of our revenue in any fiscal period. Our sales to specific customers tend to vary significantly from year to year and from quarter to quarter depending upon these customers’ budgets for capital expenditures and our new product introductions. We believe that a significant amount of our revenue will continue to be derived from a limited number of large customers in the future. The loss of, reduced demand for products or related services by, or return of a product previously purchased by any of our major customers or the failure of revenue acceptance criteria to have been satisfied in a given fiscal quarter, could materially and adversely affect, either in a particular quarter or on a more long-term basis, our business, financial condition, results of operations and cash flows.

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

In past years, we provided our products and services to customers on the basis of our value based selling approach, under which customers would license our products and services. We have in recent years reduced the number of these contracts, but still have active agreements that require performance obligations. If we do not correctly understand the magnitude of expenses we will incur in connection with these agreements, our operating results would be materially affected. In addition, our revenues may be adversely affected if this approach results in a delay in our ability to recognize revenue, in which case our revenues and operating results would be materially affected.

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

A decline in demand or average selling prices for our products or services in the foreseeable future, whether as a result of new product introductions by others, price competition, technological change, inability to enhance the products in a timely fashion, or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Increasingly, we are seeing competition from integrated end-to-end solutions and a large number of OTT players, each of which may reduce the demand for or average selling prices of our products and services and adversely affect our business, financial condition, results of operations and cash flows.

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

Increased labor costs due to inflation and staffing shortages could adversely affect our business, financial condition, results of operations and cash flows.

Significant increases in labor costs due to inflation and the shortage of experienced professionals may have an adverse impact on our business, financial condition, results of operations and cash flows.

We have experienced turnover in our senior management, which could result in operational and administrative inefficiencies and could hinder the execution of our growth strategy.

In January 2023, Mr. Mark Szynkowski was appointed Senior Vice President, Chief Financial Officer (“CFO”) and Treasurer of the Company upon the termination of our former CFO. Such former CFO had only served for approximately six months, having replaced the previous CFO in August 2022.

In January 2021, Mr. Robert Pons was appointed Executive Chairman and Principal Executive Officer upon the resignation of our former Chief Executive Officer (“CEO”). In September 2021, Mr. Peter Aquino was appointed President and CEO, at which time Mr. Pons resigned as Executive Chairman (but remained as Chairman) and Principal Executive Officer. In July 2022, Mr. Pons resigned as Chairman and as a member of the Board. In connection with Mr. Pons’ resignation, the Board appointed (i) Peter Aquino as Chairman of the Board, in addition to remaining as the Company’s President and Chief Executive Officer, and (ii) Matthew Stecker as Lead Independent Director of the Board. In August 2022, Mr. Christoph Klimmer, the Company’s then Senior Vice President and Chief Revenue Officer, was appointed the Company's President to rebalance executive roles and responsibilities.

Further, the longest serving member of our Board was elected in 2020.

The effectiveness of our new CFO, and our senior leadership team generally, following these transitions, could have a significant impact on our results of operations. Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Lack of management continuity could harm our customer relationships, delay product development processes, adversely affect our ability to successfully execute our growth strategy, result in operational and administrative inefficiencies and added costs, and could impede our ability to recruit new talented individuals to senior management positions, which could adversely impact our results of operations, stock price and customer relationships. Our success largely depends on our ability to integrate any new senior management within our organization in order to achieve our operating objectives, and changes in other key positions may affect our financial performance and results of operations as new members of management become familiar with our business.

Actions that may be taken by significant stockholders may divert the time and attention of our Board and management from our business operations.

Campaigns by significant investors to effect changes at publicly-traded companies continue to be prevalent. There can be no assurance that one or more current or future stockholders will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by a stockholder, it could result in substantial expense to us, consume significant attention of our management and Board, and disrupt our business. On February 28, 2019, we entered into the Cooperation Agreement, pursuant to which we appointed both Mr. Robert Pons and Mr. Jeffrey Tuder to our Board. Mr. Tuder resigned from our Board in May 2021, and Mr. Pons resigned from our Board in July 2022. Certain of our significant stockholders expressed disagreement with the Cooperation Agreement and it is possible that some of our stockholders may conduct a “vote no” campaign against the election of all or certain of our board members standing for election at our upcoming annual meeting of stockholders and cause the Board to consider the resignation of any candidate who does not achieve the support of a majority of votes cast in an uncontested election. Similar to a proxy contest, this could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

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

The COVID-19 pandemic and efforts to control its spread and severity have significantly curtailed the movement of people, goods, and services worldwide. While the duration of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, it has had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may affect the rate of global IT spending, which could adversely affect our business, results of operations and financial condition. Further, the COVID-19 pandemic has caused us to experience, in some cases, longer sales cycles and has limited the ability of our direct sales force to travel to customers and potential customers.

The extent to and the magnitude by which the on-going COVID-19 pandemic will continue to impact our business will depend on many factors beyond our control, including the speed of contagion of new strains of the virus, the development and implementation of effective preventative measures and possible treatments, the scope of possible governmental and other restrictions on travel and other activity, and public reactions to these factors. In addition, fiscal and policy interventions by national governments in response to certain economic conditions, including general inflation or currency volatility, in the locations where we do business could have knock-on effects such as increasing interest rates, which could have a negative impact on our business by increasing our operating costs and our borrowing costs as well as decreasing the capital available for our customers to purchase our products and services.

While we have developed and continue to develop plans to help mitigate the negative impact of COVID-19 on our business, results of operations and financial condition these efforts may not be effective, and any protracted economic downturn will likely limit the effectiveness of our efforts. Accordingly, it is not possible for us to predict the duration and extent to which this will affect our business, future results of operations, and financial condition at this time.

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

A portion of the technology licensed by us incorporates “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Although we monitor our use of open source closely, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our products. In addition, if we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or alterations under the terms of the particular open source license. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contain the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services. We could also be required to seek licenses from third parties to continue offering our products, to re-engineer our products or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely or successful basis, any of which could adversely affect our business, operating results and financial condition.

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

If content providers limit the scope of content licensed for use in the digital VOD and OTT market, our business, financial condition, results of operations and cash flows could be negatively affected because the potential market for our products would be more limited than we currently believe and have communicated to the financial markets.

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

We rely on third-party service providers for our principal connections to the Internet and network access, and to deliver media to consumers. As demand for online media increases, there can be no assurance that Internet and network service providers will continue to price their network access services on reasonable terms. The distribution of online media requires delivery of digital content files and providers of network access and distribution may change their business models and increase their prices significantly, which could slow the widespread adoption of such services. In order for our services to be successful, there must be a reasonable price model in place to allow for the continuous distribution of digital media files. We have limited or no control over the extent to which any of these circumstances may occur, and if network access or distribution prices rise, our business, financial condition, results of operations and cash flows would likely be adversely affected.

We have been and, in the future, could become subject to litigation regarding intellectual property rights, which could seriously harm our business and require us to incur significant legal costs to defend our intellectual property rights.

The industry in which we operate is characterized by vigorous protection and pursuit of intellectual property rights or positions, which on occasion, have resulted in significant and often protracted litigation. We have from time to time received, and may in the future receive, communications from third parties asserting infringements on patent or other intellectual property rights covering our products or processes. We may be a party to litigation in the future to enforce our intellectual property rights or because of an allegation that we infringe others’ intellectual property. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or manufacturers against the alleged infringement, as many of our commercial agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to our products. From time to time we receive certain claims for indemnification from customers but have not been made party to any litigation involving intellectual property infringement claims as a result. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. This possibility of multiple damages serves to increase the incentive for plaintiffs to bring such litigation. In addition, these lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention away from our operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any potential intellectual property litigation also could force us to stop selling, incorporating or using the products that use the infringed intellectual property or obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, although this license may not be available on reasonable terms, or at all, or redesign those products that use the infringed intellectual property. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

Risks Related to Regulatory Matters

The success of our business model could be influenced by changes in the regulatory environment, such as changes that either would limit capital expenditures by television, cable or telecommunications operators or reverse the trend towards deregulation in the industries in which we compete.

The telecommunications and media industries are subject to extensive regulation which may limit the growth of our business, both in the U.S. and other countries. The growth of our business internationally is dependent in part on deregulation of the telecommunications industry abroad, like that which has occurred in the U.S., and the timing and magnitude of this growth, which is uncertain. Video service providers are subject to extensive government regulation by the Federal Communications Commission and other federal, state and international regulatory agencies. These regulations could have the effect of limiting capital expenditures by video service providers and thus could have a material adverse effect on our business, financial condition, results of operations and cash flows. The enactment by federal, state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could adversely affect our customers, and thereby materially adversely affect our business, financial condition, results of operations and cash flows.

Uncertainties of regulation of the Internet and data traveling over the Internet could have a material and adverse impact on our financial condition, results of operations and cash flows.

Currently, few laws or regulations apply directly to access to or commerce on the Internet. With more business being conducted over the Internet, there have been calls for more stringent copyright protection, tax, consumer protection, cybersecurity, data localization and content restriction laws, both in the U.S. and abroad. We could be materially, adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as net neutrality, cyber-security, and continuity of service requirements. Further, governments may regulate or restrict the sales, licensing, distribution, and export or import of certain technologies to certain countries. The occurrence of unforeseeable natural disasters may result in increased costs and compliance requirements if heightened availability of service requirements are enacted. The adoption of regulation of Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products and services, which could have a material and adverse effect on our financial condition, results of operations and cash flows. In addition, the enactment of new federal, state, or foreign data privacy laws and regulations could cause customers not to be able to take advantage of all the features or capabilities of our products and services, which in turn could reduce demand for certain of our products and services and potentially limit the scope of business engagements with existing and new commercial partners.

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

Other jurisdictions, including certain U.S. states and non-U.S. jurisdictions where we conduct business, have also enacted or are considering enacting their own versions of “GDPR-like” data privacy legislation or other privacy legislation that requires business to develop, implement and main a comprehensive written information security program, which could create additional compliance challenges, heightened regulatory scrutiny, administrative burden and potentially expose us to significant penalties. For example, in June 2018, California’s legislature passed the California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020. Any failure or perceived failure by us, our business partners, or third-party service providers to comply with GDPR, CCPA, other privacy-related or data protection laws and regulations, or the privacy commitments in contracts could result in proceedings against us by governmental entities or others and significant fines, which could have a material adverse effect on our business and operating results and harm our reputation.

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

We may have additional tax liabilities, which could have a material and adverse impact on our financial condition, results of operations and cash flows.

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

As of January 31, 2023, we had federal net operating loss carryforwards (“NOLs”) of approximately $131.0 million, which may be available to offset tax income in the future. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. Generally, a change of more than 50% in the ownership of a corporation’s stock, by value, over a three-year period constitutes an ownership change for U.S. federal income tax purposes.

The Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and significantly reforms the Code. The Tax Act, among other things, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards. For NOLs arising in tax years beginning after December 31, 2017, the Tax Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income (as calculated before taking the NOL carryforwards into account). In addition, NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As SeaChange maintains a full valuation allowance against its U.S. NOLs, these changes did not impact our balance sheet as of December 31, 2017. However, in future years, at the time a deferred tax asset is recognized related to our NOLs, the changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

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

Approximately 44% of our total revenue was generated from sales outside the U.S. during the most recent fiscal year. Our international operations are expected to continue to account for a significant portion of our business in the foreseeable future. However, in the future we may be unable to maintain or increase international sales of our products and services. Our international operations are subject to a variety of risks, including:

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

Risks Related to Our Common Stock

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, any of which could delay or discourage a merger, tender offer, or assumption of control of the Company not approved by our Board that some stockholders may consider favorable.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, any of which could render more difficult, or discourage a merger, tender offer, or assumption of control of the Company that is not approved by our Board of Directors.

Our stock price may be volatile and an investment in our stock may decline. If we fail to comply with the continuing listing standards of The Nasdaq Capital Market, our securities could be delisted.

Historically, the market for technology stocks has been extremely volatile. Our common stock has experienced, and may continue to experience, substantial price volatility. The trading price of common stock may fluctuate significantly in response to a number of factors, many of which are beyond our control. For instance, if our financial results are below the expectations of securities analysts and investors, the market price of common stock could decrease, perhaps significantly. Other factors that may affect the market price of common stock, including the impact of the on-going COVID-19 pandemic on business and industry, announcements relating to significant corporate transactions, fluctuations in quarterly and annual financial results, operating and stock price performance of companies that investors deem comparable to us, changes in government regulation or related proposals and international conflict. In addition, the U.S. securities markets have experienced significant price and volume fluctuations, and these fluctuations often have been unrelated to the operating performance of companies in these markets. Any volatility of or a significant decrease in the market price of common stock could also negatively affect the ability to make acquisitions using common stock. Further, if we were to be the object of securities class action litigation as a result of volatility in common stock price or for other reasons, it could result in substantial costs and diversion of management’s attention and resources, which could negatively affect our financial results.

The occurrence of any one or more of the factors noted in these risk factors could cause the market price of our common stock to remain below the $1.00 Nasdaq minimum price requirement.

On June 17, 2022, we received notification from the Listing Qualifications Department of Nasdaq stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until December 14, 2022) to regain compliance with the Bid Price Requirement. On December 15, 2022, the Company received written notice from Nasdaq stating that, although the Company had not regained compliance with the Bid Price Requirement by December 14, 2022, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is eligible for an additional 180 calendar day period, or until June 12, 2023, to regain compliance with the Bid Price Requirement. Nasdaq’s determination was based on, among other things, (1) the Company’s written notice of its intention to transfer to The Nasdaq Capital Market (the “Capital Market”) (as issuers on The Nasdaq Global Select Market (the “Global Select Market”) are not eligible for an additional 180-day compliance period) and to cure the deficiency by the Extended Compliance Date by effecting a reverse stock split, if necessary, and (2) the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for the Capital Market, with the exception of the Bid Price Rule. On December 15, 2022, Nasdaq approved the Company’s transfer from the Global Select Market to the Capital Market, a continuous trading market that operates in substantially the same manner as the Global Select Market.

To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this additional 180-day period, all as described in more detail in the Current Reports on Form 8-K filed with the SEC on June 24, 2022 and December 15, 2022. The closing price of our common stock was $0.53 on April 12, 2023. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement.

Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of confidence by employees, the loss of institutional investor interest and fewer development opportunities for us.

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

To the extent that our existing cash and investments are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financings. If unfavorable capital market conditions exist and we were to seek additional funding, we may not be able to raise sufficient capital on favorable terms and on a timely basis, if at all. Failure to obtain capital when required by our business circumstances would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, our stockholders may incur substantial dilution from any financing that we undertake given our current stock price.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. If a depository financial institution in which we hold our cash and cash equivalents fails or if a depository institution is subject to other adverse conditions in the financial or credit markets, and impacts access to our invested cash or cash equivalents, our operating liquidity and financial performance could be adversely affected.

On March 10, 2023, the Company’s bank, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. To protect depositors, the FDIC transferred all deposits and substantially all of the assets of SVB to a receivership bank to be operated by FDIC as it markets the institution to potential bidders. In addition, the FDIC ultimately guaranteed all of the Company's deposits formerly held with SVB. At the time of the closure, the Company had funds deposited with SVB in various domestic and foreign accounts totaling $5.0 million. On March 13, 2023, the receivership bank opened, and we had access to our accounts and have since transferred $4.6 million to other financial institutions.

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

In addition, in the past few years, widespread ransomware attacks in the U.S. and elsewhere have affected many companies, the government and commercial computer systems. We have implemented measures to enhance our security protocol to protect our system. There is no guarantee that future attacks or other breakdowns or breaches in our system can be thwarted or prevented, and failure to do so may increase our cost of operations and adversely affect our business operations and results of operations. Any costs that we incur as a result of the ransomware attack or any future data security incident or breach, including costs to update our security protocols to mitigate such an incident or breach could be significant. Any future ransomware attacks, breaches or failures in our operational security systems can result in loss of data or an unauthorized disclosure of or access to confidential information and could result in a loss of confidence in the security of our service, damage our reputation, negatively impact our future sales, disrupt our business operations and lead to legal liability from customers, third parties and governmental authorities, any of which could adversely impact the Company’s financial condition, results of operations and cash flows materially.

A cyber-attack, information or security breach, or technology failure, on our part or that of a third-party, could adversely affect our ability to conduct our business, result in the disclosure or misuse of confidential or proprietary information, or adversely impact our business, financial condition, results of operations and cash flows, as well as cause us reputational harm.

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

Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in us experiencing material losses or have other material adverse consequences on us. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, could damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of the security of our computer or information technology systems or networks could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information or that of our customers, or damage to our customers’ or other third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, all of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Climate change may have a long-term impact on our business

Any of our primary locations may be vulnerable to the adverse effects of climate change. For example, our offices globally may experience climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. This danger may disrupt normal business operations and has the potential to disrupt employees’ abilities to commute to work or to work from home and stay connected effectively. Furthermore, it is more difficult to mitigate the impact of these events on our employees to the extent they work from home. Climate-related events, including the increasing frequency of extreme weather events and their impact on the U.S.’s, Europe’s and other major regions’ critical infrastructure, have the potential to disrupt our business, our third-party suppliers and/or the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations. Regulatory developments, changing market dynamics and stakeholder expectations regarding climate change may impact our business, financial condition, results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in Boston, Massachusetts. We lease approximately 26,545 square feet in Warsaw, Poland for our engineering and customer services under an arrangement that expires in January 2025. We also lease office space in Turkey but do not consider this lease to be material. We believe that existing facilities are adequate to meet our foreseeable requirements and can renew our existing leases or obtain alternative space on terms that would not have a material impact on our financial condition.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources, and other factors. See Note 7 to our consolidated financial statements included elsewhere in this Form 10-K for further discussion of legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock is traded on The Nasdaq Capital Market under the symbol “SEAC”.

Holders of Our Common Stock

On April 12, 2023, there were 93 holders of record of our common stock. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period from November 1, 2022 to January 31, 2023.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes, prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”), included in this Form 10-K. When reviewing the discussion, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described under Item 1A., “Risk Factors,” of this Form 10-K. These risks and uncertainties could cause actual results to differ materially from those forecasted in forward-looking statements or implied by past results and trends. Forward-looking statements are statements that attempt to project or anticipate future developments in our business; we encourage you to review the discussion of forward-looking statements under “Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995,” at the beginning of this Form 10-K. These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise such statements as a result of future developments. Unless otherwise specified, any reference to a “year” is to a fiscal year ended January 31st.

Business Overview

SeaChange International, Inc. (“SeaChange,” the “Company,” “we,” or similar terms), incorporated under the laws of the State of Delaware on July 9, 1993,is a leading provider of video delivery, advertising, streaming platforms, and emerging Free Ad-Supported Streaming TV services (“FAST”) development. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. SeaChange technology enables operators, broadcasters, and content owners to cost-effectively launch and grow premium linear TV and direct-to-consumer streaming services to manage, curate, and monetize their content. SeaChange helps protect existing and develop new and incremental advertising revenues for traditional linear TV and streaming services with its unique advertising technology. We sell our software products and services worldwide, primarily to service providers including: operators, such as VIDAA USA Inc., Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., and Frontier Communications Corporation; satellite operators such as DirecTV and Dish Network Corporation; and broadcasters.

Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand. Using our products and services, we believe customers can increase revenue by offering services such as video on demand (“VOD”) programming on a variety of consumer devices, including televisions, smart phones, PCs, tablets and over-the-top ("OTT") streaming players. Our solutions enable service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

SeaChange serves an exciting global marketplace where content access is becoming ubiquitous, and where consumption and monetization continue to transition from linear TV and subscription services to advertising-driven models on connected TVs. With our rich product portfolio and the strategic focus to maximize SeaChange partners’ advertising inventory value with services such as targeting, personalization and multi-screen engagement, we are well positioned to expand our market share in the booming global video advertising and streaming markets. Providing SeaChange customers with more scalable and cloud-native software platforms enable them to further reduce their infrastructure costs, improve reliability and expand service offerings to their subscribers or viewers. Additionally, we are well positioned to capitalize on new customers entering the streaming and video advertising marketplace and increasingly serve adjacent markets. Our core technologies provide a foundation for software products and services that can be deployed in next generation video delivery and monetization systems capable of increased levels of subscriber activity and inventory transactions across multiple devices.

In February 2019, we entered into a cooperation agreement (the “Cooperation Agreement”) with TAR Holdings LLC and Karen Singer (collectively, “TAR Holdings”). As of the date of the Cooperation Agreement, TAR Holdings beneficially owned approximately 20.6% of our outstanding common stock. Pursuant to the Cooperation Agreement, we agreed to set the size of the Company’s Board of Directors (the “Board”) at up to eight members.

In March 2019, our Board approved and adopted the Tax Benefits Preservation Plan to deter acquisitions of our common stock that would potentially limit our ability to use net operating loss carryforwards to reduce our potential future federal income tax obligations. In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan was approved by our stockholders at our 2019 annual meeting of stockholders. The purchase rights expired on March 4, 2022.

In February 2021, we filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which registered an indeterminate number of shares of common stock, preferred stock, Series A Participating Preferred Stock, warrants or right to purchase common stock or preferred stock, and units using a “shelf” registration or continuous offering process. Under this shelf registration, we may, from time to time, sell any combination of the securities in one or more offerings up to a total aggregate offering price of $200 million. The shelf registration was declared effective on March 16, 2021.

In connection with the shelf Registration Statement on Form S-3, the Company entered into an underwriting agreement with Aegis Capital Corp. on March 30, 2021, to issue and sell 10,323,484 shares of common stock, $0.01 par value per share (“common stock”), at a public offering price of $1.85 per share (the “Offering”). The Offering closed on April 1, 2021 and resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

On April 6, 2023, the Company filed with the SEC a post-effective amendment to the shelf Registration Statement on Form S-3 to (i) terminate all offerings under the registration statement and (ii) withdraw and deregister any and all of the securities registered for issuance on the registration statement but remaining unsold as of the date thereof.

We initiated restructuring efforts to improve operations and optimize our cost structure. In fiscal 2021, we reduced our headcount across all departments in response to the onset of the COVID-19 pandemic, which resulted in approximately $7.6 million of annualized savings. Additionally, in fiscal 2021, we transferred our technical support services to our Poland location in an effort to further reduce costs. In March 2021, we entered into a Sublease Termination Agreement (the “Termination Agreement”) which terminated the sublease to our former headquarters in Waltham, Massachusetts, effective March 21, 2021. In connection with the early termination of the sublease, we paid the sublandlord termination payments of approximately $0.4 million for the fiscal year ended January 31, 2022.

We also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on the lease termination is reported as a component of severance and restructuring expenses on the consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2022. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.

Other changes in management include the resignation of Michael Prinn, the Executive Vice President, Chief Financial Officer, and Treasurer of SeaChange on August 3, 2022, effective immediately. Following the resignation, on August 3, 2022, the Board appointed a new Senior Vice President, Chief Financial Officer and Treasurer, and on January 23, 2023, SeaChange terminated that individual and concurrently appointed Mark Szynkowski to the position of Senior Vice President, Chief Financial Officer, and Treasurer of SeaChange.

On August 4, 2022, Julian Singer resigned as a member of the Board, effective immediately. On August 5, 2022, Igor Volshteyn was elected to the Board as a Class II Director. In August 2022, Mr. Christoph Klimmer, the Company’s then Senior Vice President and Chief Revenue Officer, was appointed the Company's President to rebalance executive roles and responsibilities.

Merger Agreement and Subsequent Termination

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller planned to merge with and into SeaChange, with the separate existence of Triller ceasing, and SeaChange continuing as the surviving corporation (the “Merger”).

On June 13, 2022, SeaChange and Triller entered into a Termination Agreement and Release (the “Termination Agreement”) pursuant to which SeaChange and Triller mutually agreed to terminate the Merger Agreement. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee to the other in connection with the terminated transactions. The Termination Agreement also contains mutual releases, whereby each party released the other from any claims of liability relating to the transactions contemplated by the Merger Agreement. The Termination Agreement and related documents are summarized in more detail in our Current Report on Form 8-K filed with the SEC on June 14, 2022. Transaction costs related to the Merger and charged to the consolidated statements of operations and comprehensive loss amounted to approximately $1.2 million and $1.5 million for the years ended January 31, 2023 and 2022, respectively.

Summary of Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements for the fiscal years ended January 31, 2023 and 2022.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Fiscal Years Ended January 31,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
License	$11,345	$10,843	$502	4.6%
Hardware	2,867	2,178	689	31.6%
Total product revenue	14,212	13,021	1,191	9.1%
Service revenue:
Maintenance and support	11,848	12,249	(401)	(3.3%)
Professional services and other	6,433	2,040	4,393	215.3%
Total service revenue	18,281	14,289	3,992	27.9%
Total revenue	32,493	27,310	5,183	19.0%
Cost of product revenue	5,020	3,876	1,144	29.5%
Cost of service revenue	6,946	7,083	(137)	(1.9%)
Total cost of revenue	11,966	10,959	1,007	9.2%
Gross profit	$20,527	$16,351	$4,176	25.5%
Product gross profit margin	64.7%	70.2%		(5.6%)
Service gross profit margin	62.0%	50.4%		11.6%
Gross profit margin	63.2%	59.9%		3.3%

Two customers accounted for 19% and 10% of total revenue for the fiscal year ended January 31, 2023, respectively, and one customer accounted for 11% of total revenue for the fiscal year ended January 31, 2022. International revenue accounted for 44% and 43% of total revenue in fiscal 2023 and fiscal 2022, respectively. The increase in international sales as a percentage of total revenue for fiscal 2023 as compared to fiscal 2022 is primarily attributable to an increase in international revenue at a higher rate of increase than U.S. revenue. The increase to international revenue is driven by higher license sales, while the increase in U.S. revenue is driven by increased demand for services, offset by a reduction in product sales.

Product Revenue

Product revenue consists of software, both licenses and subscriptions, and third-party hardware and software revenue. In transactions that include hardware and software not provided by SeaChange, the goods are purchased from a third-party provider, and we record revenue and cost of goods sold on a gross basis. Product revenue increased by $1.2 million for the fiscal year ended January 31, 2023 compared to the fiscal year ended January 31, 2022, primarily due to an increase in perpetual license sales inclusive of a single large license closed with a new client contract with acceptance in the fourth quarter, as well as an increase in third-party products delivered to customers.

Services Revenue

Services revenue consists of maintenance and support and professional services and other. Services revenue increased by $4.0 million in fiscal 2023 as compared to fiscal 2022 primarily due to an increase in professional services revenue, driven by increased sales of development work including a single large contract with a new client and an overall greater demand for the professional services team, while maintenance and support revenue slightly decreased.

Gross Profit and Margin

Cost of revenue consisted primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead, testing and implementation, and ongoing maintenance of complete systems.

Gross profit margin increased 3% in fiscal 2023 as compared to fiscal 2022, due to an increase in services margin, driven by the high-margin professional services revenue. Service profit margin increased by 12% in fiscal 2023 as compared to fiscal 2022 primarily due to an increase in professional services revenue, due to higher utilization of the professional services team, while associated costs remained relatively consistent. Product profit margin decreased by 6% in fiscal 2023 as compared to fiscal 2022 primarily due to the increased sales of lower margin third-party products, whereas the revenue mix in fiscal 2022 contained higher margin license revenue.

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

	For the Fiscal Years Ended January 31,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Research and development expenses	$7,987	$8,910	$(923)	(10.4%)
% of total revenue	24.6%	32.6%

Research and development expenses decreased by $0.9 million in fiscal 2023 as compared to fiscal 2022 primarily due to a $0.5 million decrease in salaries and compensation costs from a reduced headcount and a $0.5 million decrease in intangible asset amortization expense due to the intangible assets being fully amortized at the end of the prior fiscal year, partially offset by a $0.1 million increase in recruitment fees from new hires.

Selling and Marketing

Selling and marketing expenses consist of salaries and related costs, including stock-based compensation for personnel engaged in selling and marketing functions, commissions, travel expenses, certain promotional expenses and an allocation of related facility expenses. The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Fiscal Years Ended January 31,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$4,201	$5,862	$(1,661)	(28.3%)
% of total revenue	12.9%	21.5%

Selling and marketing expenses decreased by $1.7 million in fiscal 2023 as compared to fiscal 2022. The decrease is primarily attributable to a $0.7 million decrease in compensation associated with the reduction in headcount in relation to cost-saving efforts implemented in fiscal 2022, a $0.2 million reduction in contract labor and a $0.8 million decrease in intangible asset amortization due to the intangible assets being fully amortized at the end of the prior fiscal year.

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

	For the Fiscal Years Ended January 31,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$9,055	$8,779	$276	3.1%
% of total revenue	27.9%	32.1%

General and administrative expenses increased by $0.3 million in fiscal 2023 as compared to fiscal 2022. The increase in general and administrative expenses in fiscal 2023 was primarily due to a $0.7 million increase in the provision for bad debts and a $0.4 million increase due to finance team staffing changes and increases in other professional fees, offset by a $0.8 million decrease in share-based compensation expense.

Severance and Restructuring Costs

Severance consists of employee-related termination benefits and other severance costs not related to a restructuring plan. Restructuring consists of employee-related termination benefits and facility closure costs. The following table provides information regarding the change in severance and restructuring costs during the periods presented:

	For the Fiscal Years Ended January 31,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$638	$717	$(79)	(11.0%)
% of total revenue	2.0%	2.6%

Severance and restructuring costs decreased by $0.1 million in fiscal 2023 as compared to fiscal 2022. Severance and restructuring costs in fiscal 2023 consisted primarily of employee-related termination benefits in the amount of $0.5 million. Severance and restructuring costs in fiscal 2022 consisted primarily of Board and employee-related termination benefits as well as a $0.1 million loss on lease termination and a $0.1 million loss on disposal of fixed assets in relation to the Termination Agreement, for which we had facilities cost savings of approximately $0.6 million in fiscal 2023 from the original facilities costs prior to the Termination Agreement.

Transaction Costs

Transaction costs to effect the Merger totaled $1.2 million and $1.5 million in fiscal 2023 and 2022, respectively, and included third-party direct costs such as legal, accounting, and other professional fees. Transaction costs were expensed as incurred.

Loss on Impairment of Goodwill

As a result of the significant decrease in our market capitalization during the second and third quarters of fiscal 2023, we performed a quantitative test of our goodwill as of July 31, 2022 and October 31, 2022. As a result of these quantitative tests, we identified an impairment of goodwill resulting in recognition of a $5.8 million non-cash goodwill impairment charge in the second quarter of fiscal 2023 and a $3.3 million non-cash goodwill impairment charge in the third quarter of fiscal 2023, for a total impairment charge of $9.1 million in fiscal 2023. There were no impairment charges recorded during fiscal 2022.

Other Income (Expense), Net

The table below provides detail regarding our other income (expense), net:

	For the Fiscal Years Ended January 31,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Interest income, net	$474	$258	$216	83.7%
Foreign exchange loss, net	(462)	(896)	434	(48.4%)
Miscellaneous income, net	43	159	(116)	(73.0%)
	$55	$(479)	$534

The increase in other income, net in the current fiscal year is primarily due to additional interest earned on our cash and cash equivalents and changes in foreign currency rates. Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Gain on Extinguishment of Debt

In May 2020, we entered into a promissory note (the “Note”) with Silicon Valley Bank (the “Lender”) evidencing an unsecured loan in an aggregate principal amount of $2.4 million pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). Interest on the Note accrued at a fixed interest rate of one percent (1%) per annum. The Note and accrued interest were fully forgiven by the SBA in June 2021 and a $2.4 million gain on extinguishment of debt was recorded on the consolidated statements of operations and comprehensive loss in fiscal 2022.

Income Tax Benefit

We recorded an income tax benefit of $0.2 million and less than $0.1 million in fiscal 2023 and 2022, respectively. Our tax benefit in the current fiscal year was largely driven by foreign tax refunds. Our effective tax rate in fiscal 2023 and in future periods may fluctuate as a result of changes in our jurisdictional forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

Use of Non-GAAP Financial Measures

We define non-GAAP income (loss) from operations as GAAP net loss adjusted for stock-based compensation expenses, amortization of intangible assets, severance and restructuring costs, acquisition-related costs, other expense, net, gain on extinguishment of debt, and our income tax benefit. We discuss non-GAAP income (loss) from operations in our quarterly earnings releases and certain other communications, as we believe non-GAAP income (loss) from operations is an important measure that is not calculated according to GAAP. We use non-GAAP income (loss) from operations in internal forecasts and models when establishing internal operating budgets, supplementing the financial results and forecasts reported to our Board, determining a component of bonus compensation for executive officers and other key employees based on operating performance and evaluating short-term and long-term operating trends in our operations. We believe that the non-GAAP income (loss) from operations financial measure assists in providing an enhanced understanding of our underlying operational measures to manage the business, to evaluate performance compared to prior periods and the marketplace, and to establish operational goals. We believe that the non-GAAP financial adjustments are useful to investors because they allow investors to evaluate the effectiveness of the methodology and information used by management in our financial and operational decision-making.

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

The following table includes the reconciliations of our GAAP net loss, the most directly comparable GAAP financial measure, to our non-GAAP income (loss) from operations for the fiscal years ended January 31, 2023 and 2022:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
GAAP net loss	$(11,404)	$(7,430)
Other (income) expense, net	(55)	479
Gain on extinguishment of debt	—	(2,440)
Income tax benefit	(196)	(15)
GAAP loss from operations	$(11,655)	$(9,406)
Amortization of intangible assets	—	1,226
Stock-based compensation	1,001	1,690
Severance and restructuring costs	638	717
Transaction costs	1,203	1,489
Loss on impairment of goodwill	9,098	—
Non-GAAP income (loss) from operations	$285	$(4,284)

Liquidity and Capital Resources

The following table includes key line items of our consolidated statements of cash flows:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Net cash used in operating activities	$(2,020)	$(4,747)
Net cash used in investing activities	(1,335)	(394)
Net cash provided by financing activities	7	17,623
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(782)	(710)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,130)	$11,772

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, restricted cash and marketable securities totaled $15.0 million at January 31, 2023.

In the first quarter of fiscal 2022, we entered into the Termination Agreement with respect to our former headquarters in Waltham, Massachusetts. In connection with the Termination Agreement, we paid the sublandlord a termination payment of approximately $0.4 million against an obligation of approximately $2.8 million. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025. Additionally, in the first quarter of fiscal 2022, we issued and sold 10,323,484 shares of common stock at a public offering price of $1.85 per share. The Offering resulted in approximately $17.5 million in proceeds, net of underwriting discounts and commissions of 6.5%, or $0.12025 per share of common stock, and offering expenses of approximately $0.2 million.

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

Net cash used in operating activities

Net cash used in operating activities was $2.0 million in fiscal 2023 and was primarily the result of our (i) $11.4 million net loss, (ii) operating activity non-cash adjustments of $11.3 million, including a $9.1 million goodwill impairment charge, a $0.3 million charge for depreciation and amortization, a $1.0 million charge for stock-based compensation, a $0.5 million increase in provision for bad debts and a $0.5 million foreign currency transaction loss, and (iii) net cash outflows of $1.9 million provided by changes in our operating assets and liabilities, which include a $2.0 million increase in accounts receivable, a $0.4 million decrease in unbilled receivables, a $0.1 million decrease in prepaid expenses and other current assets and other assets, a $1.4 million decrease in accounts payable, a $0.4 million decrease in accrued expenses and other liabilities and a $1.3 million increase in deferred revenue.

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

Net cash used in investing activities

Net cash used in investing activities was $1.3 million in fiscal 2023 due to $1.3 million from purchases of marketable securities and $0.1 million from purchases of property and equipment. Net cash used in investing activities was $0.4 million in fiscal 2022 due to $0.6 million in purchases of property and equipment offset by $0.3 million in proceeds from the sales and maturities of marketable securities.

Net cash provided by financing activities

Net cash provided by financing activities was less than $0.1 million and $17.6 million in fiscal 2023 and 2022, respectively. Net cash provided by financing activities in fiscal 2022 was attributable to $17.5 million in proceeds from the issuance of common stock, net of issuance costs and $0.2 million in proceeds from stock option exercises.

Continued Nasdaq Listing

On June 17, 2022, we received notification from the Listing Qualifications Department of Nasdaq stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until December 14, 2022) to regain compliance with the Bid Price Requirement. On December 15, 2022, the Company received written notice from Nasdaq stating that, although the Company had not regained compliance with the Bid Price Requirement by December 14, 2022, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is eligible for an additional 180 calendar day period, or until June 12, 2023, to regain compliance with the Bid Price Requirement. Nasdaq’s determination was based on, among other things, (1) the Company’s written notice of its intention to transfer to The Nasdaq Capital Market (the “Capital Market”) (as

issuers on The Nasdaq Global Select Market (the “Global Select Market”) are not eligible for an additional 180-day compliance period) and to cure the deficiency by the Extended Compliance Date by effecting a reverse stock split, if necessary, and (2) the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for the Capital Market, with the exception of the Bid Price Rule. On December 15, 2022, Nasdaq approved the Company’s transfer from the Global Select Market to the Capital Market, a continuous trading market that operates in substantially the same manner as the Global Select Market.

To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this additional 180-day period, all as described in more detail in the Current Reports on Form 8-K filed with the SEC on June 24, 2022 and December 15, 2022. The closing price of our common stock was $0.53 on April 12, 2023. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement.

Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of confidence by employees, the loss of institutional investor interest and fewer development opportunities for us.

Impact of COVID-19 Pandemic

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. Concerns related to the spread of COVID-19 created global business disruptions as well as disruptions in our operations and created negative impacts on its revenues and other financial results. However, the duration and intensity of the COVID-19 pandemic and any resulting disruption to our operations remains uncertain, and we will continue to assess the impact of the COVID-19 pandemic on its business, financial condition, liquidity, and financial results.

We continue to conduct business with substantial modifications to employee travel, employee work locations, virtualization or possible cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. We have observed other companies and governments making similar alterations to their normal business operations, and in general, the markets are experiencing a significant level of uncertainty at the current time. Virtualization of the SeaChange team’s sales activities could foreclose future business opportunities, particularly as its customers limit spending, which could negatively impact the willingness of our customers to enter into or renew contracts. SeaChange continues to realize its on-going cost optimization efforts in response to the impact of the pandemic. We may take further actions that alter its business operations as the situation evolves.

Tax Benefits Preservation Plan

In March 2019, our Board approved and adopted the “Tax Benefits Preservation Plan” to deter acquisitions of our common stock that would potentially limit our ability to use net operating loss carryforwards to reduce our potential future federal income tax obligations. In connection with the Tax Benefits Preservation Plan, we declared a dividend of one preferred share purchase right for each share of our common stock issued and outstanding as of March 15, 2019 to our stockholders of record on that date. The Tax Benefits Preservation Plan was approved by our stockholders at our 2019 annual meeting of stockholders. The purchase rights expired on March 4, 2022.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, goodwill impairment, impairment of long-lived assets, management’s going concern assessment, and the valuation of stock-based awards. We base our estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Revenue Recognition

Overview

We recognize revenue following the guidance under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Our revenue is derived from sales of software licenses and associated third-party hardware and support services, as well as professional services and support fees related to our software licenses.

We recognize revenue from contracts with customers using a five-step model, which is described below:

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

Identify performance obligations in the contract

We enter into contracts that include combinations of license, support and professional services, and third-party products, which are accounted for as separate performance obligations. A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

Determine the transaction price

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods or services to a customer, excluding sales and value-added taxes ("VAT") that are collected on behalf of government agencies. Some contracts provide the customer a license to use our functional intellectual property in exchange for royalty payments. These arrangements may include fixed, minimum guaranteed amounts of consideration as well as a variable amount that is contingent on the revenues earned by the customer related to the license.

Allocate the transaction price to the performance obligations

Our contracts typically contain multiple performance obligations. The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer for which it accounts for individual performance obligations separately.

Recognize revenue as the performance obligations are satisfied

Our contracts may contain multiple performance obligations with differing revenue recognition patterns. Revenue is recognized when or as control of the promised goods or services is transferred to customers. Our software licenses may be perpetual, whereby the customer receives rights to use the software for an indefinite time period, or the license may be for a specified term. Transfer of the license and revenue recognition, including minimum guaranteed license royalties, occurs at the point in time the customer has the ability to download, use or access the software. Variable license royalties contingent on customer sales of products are recognized when the subsequent sales occur and the contingency is resolved. Our customers may also contract for a Software as a Service (“SaaS”) offering whereby the customer only has a right to access our software for a defined term. SaaS licenses are recognized ratably over the subscription period beginning on the date the license is made available to customers.

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

Judgment is required to determine the SSP for each distinct performance obligation. We determine SSP based on the observable prices of goods and services when we sell those goods and services separately in similar circumstances to similar customers. We estimate the SSP of certain goods and services when there is no directly observable separate pricing under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the SSP is estimated, taking into account available information such as market conditions, expected margins and internally approved pricing guidelines related to the performance obligations. We enter into contracts with our customers that may include promises to transfer multiple performance obligations in the arrangement, such as software licenses, support, and professional services. The total fee of the contract may consist of one fixed price for all of the performance obligations or each performance obligation may be separately stated in the contract. Regardless of how the performance obligations are priced in the contract, we must determine the transaction price to be allocated to each identified performance obligation. We recognize the portion of the transaction price allocated to the software license on a residual basis. The residual basis is used to allocate revenue when the contract arrangement includes a software license and has at least one performance obligation for which the SSP is observable (i.e., hardware and/or support services). The residual method is used as the selling price for software licenses in circumstances when the transaction price is highly variable and the SSP is not discernable from past transactions or other observable evidence. We periodically re-evaluate our use of the residual approach estimate compared to all available observable data before concluding the estimate is representative of SSP. In these contracts, we typically have observable SSP for the associated support services, and hardware, if applicable. We also provide SaaS offerings, combining access to our software platform with support services (inclusive of technical support and unspecified upgrades and bug fixes). The SaaS offering and support services are stand ready obligations with the same pattern of transfer of control. SaaS offerings do not include the right for the customer to take possession of the software during the contract term. Typically, SaaS offerings include one distinct performance obligation, satisfied over time, with revenue recognized ratably over the contract term as the customer consumes the services.

Services revenue is comprised of software license implementation, engineering, training and reimbursable expenses. Services are sold on both a standalone basis and as part of our customer contracts. We have concluded these services are typically distinct performance obligations. For implementation, engineering and training services, revenue is recognized on an input method as hours are incurred and services are provided compared to total estimated hours. We estimate the SSP for fixed price services based on estimated hours adjusted for historical experience using the time and materials rates charged in standalone service arrangements. When sold on a time and materials basis, SSP for services is determined by observable prices in standalone service arrangements. Certain engineering services sold with support contracts are not distinct in the context of the contract and those services are bundled with other distinct services to form a single stand ready performance obligation which is recognized ratably over the relevant service period.

We have utilized the cost-plus margin method to determine the SSP for software support services offerings and hardware sales when observable standalone pricing for support service offerings are not readily available. When support services are sold on an “a la carte” basis with our software offerings, we typically determine the SSP of these support services based on this pricing relationship and observable data from standalone sales of support contracts. The expected cost-plus margin for hardware is based on the cost of the hardware from third parties, plus a reasonable markup that we believe is reflective of a market-based reseller margin.

Some contracts have payment terms that differ from the timing of revenue recognition, which requires us to assess whether the transaction price for those contracts include a significant financing component. We have elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if we expect that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. We estimate the significant financing component provided to customers with extended payment terms by determining the present value of the future payments by applying an average standard industry discount rate that reflects the customer’s creditworthiness.

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

Goodwill is tested for impairment annually on August 1 each year, and more frequently if events and circumstances indicate that the asset might be impaired. We have determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if our carrying value exceeds the fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the market value as a result of a significant decline in our stock price.

As a result of the significant decrease in our publicly quoted share price and market capitalization during the second quarter of fiscal year 2023, we accelerated our annual impairment test and performed a quantitative test of its goodwill as of July 31, 2022. As a result of this analysis, we recognized a $5.8 million non-cash impairment charge during the second quarter of fiscal year 2023.

In the fiscal quarter ending October 31, 2022, we performed a quantitative test of our goodwill as of October 31, 2022 due to continued decline in our publicly quoted share price and market capitalization, and recognized a non-cash impairment charge of $3.3 million. As a result of this non-cash impairment charge, goodwill was fully impaired as of October 31, 2022. See Note 5 for further details. There were no triggering events or impairment charges during the 2022 fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act of 1934 for this reporting period and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

SeaChange International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SeaChange International, Inc (the “Company”) as of January 31, 2023 and 2022 the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the two years in the period ended January 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022 and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

The Company derives revenue from sales of software licenses and associated third party hardware, software, and support services, as well as professional services and support fees related to software licenses, as further described in Note 2 to the financial statements. Frequently, the customer arrangements provide software licenses combined with third party hardware, software, and support services, as well as professional services and support and therefore include multiple performance obligations under Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The identification of performance obligations in the arrangement, required a detailed analysis of the contractual terms. In addition, the allocation of the transaction price to each performance obligation within an arrangement required the application of management judgment. Given the accounting complexity and the management judgment necessary to allocate the transaction price to the performance obligations in arrangements with multiple performance obligations, auditing the allocation of the transaction price amongst the various performance obligations for such arrangements required a high degree of auditor judgment and an increased extent of effort.

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
a)
we obtained the contracts and evaluated whether the contracts properly documented the terms of the arrangements in accordance with the Company’s policies;
b)
we compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers;
c)
we tested management’s identification and completeness of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated;
d)
we evaluated whether the methodology to allocate the transaction price to the individual performance obligations was appropriate and correctly applied;
e)
we tested the allocation of the transaction price to each distinct performance obligation by comparing the relative standalone selling prices to the selling prices of similar goods or services;
f)
we evaluated whether the transaction price allocated to each performance obligation was appropriate and recognized in the correct accounting period; and
g)
we obtained evidence of satisfaction of the performance obligations of the arrangement to the customer.

/s/ Marcum llp

We have served as the Company’s auditor since 2019.

Philadelphia, Pennsylvania

April 17, 2023

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per data)

	January 31,	January 31,
	2023	2022

Assets
Current assets:
Cash and cash equivalents	$13,415	$17,528
Marketable securities, available for sale, fair value	1,244	-
Accounts receivable, net of allowance for doubtful accounts of $841 and $500 at January 31, 2023 and January 31, 2022, respectively	10,382	8,819
Unbilled receivables, net	7,757	9,160
Prepaid expenses and other current assets	2,314	2,310
Total current assets	35,112	37,817
Property and equipment, net	713	902
Operating lease right-of-use assets	1,360	2,031
Goodwill	-	9,882
Unbilled receivables, net	5,044	3,952
Other assets	430	612
Total assets	$42,659	$55,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,541	$2,960
Accrued expenses	3,813	4,217
Deferred revenue	5,172	3,947
Total current liabilities	10,526	11,124
Deferred revenue	130	77
Operating lease liabilities	691	1,361
Taxes payable	98	110
Other liabilities	3	—
Total liabilities	11,448	12,672
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 50,386,378 shares issued and 50,214,458 shares outstanding at January 31, 2023; 49,347,604 shares issued and 49,175,684 shares outstanding at January 31, 2022	503	493
Additional paid-in capital	266,642	265,644
Treasury stock, at cost; 171,920 shares at January 31, 2023 and 2022	(227)	(227)
Accumulated other comprehensive loss	(1,890)	(973)
Accumulated deficit	(233,817)	(222,413)
Total stockholders' equity	31,211	42,524
Total liabilities and stockholders' equity	$42,659	$55,196

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except per share data)

	For the Fiscal Years Ended January 31,
	2023	2022
Revenue:
Product	$14,212	$13,021
Service	18,281	14,289
Total revenue	32,493	27,310
Cost of revenue:
Product	5,020	3,876
Service	6,946	7,083
Total cost of revenue	11,966	10,959
Gross profit	20,527	16,351
Operating expenses:
Research and development	7,987	8,910
Selling and marketing	4,201	5,862
General and administrative	9,055	8,779
Severance and restructuring costs	638	717
Transaction costs	1,203	1,489
Loss on impairment of goodwill	9,098	—
Total operating expenses	32,182	25,757
Loss from operations	(11,655)	(9,406)
Other income (expense), net	55	(479)
Gain on extinguishment of debt	—	2,440
Loss before income taxes	(11,600)	(7,445)
Income tax benefit	(196)	(15)
Net loss	$(11,404)	$(7,430)
Net loss per share, basic and diluted	$(0.23)	$(0.16)
Weighted average common shares outstanding, basic and diluted	49,750	47,030
Comprehensive loss:
Net loss	$(11,404)	$(7,430)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(892)	(901)
Unrealized gains (losses) on marketable securities	(25)	1
Total other comprehensive loss	(917)	(900)
Comprehensive loss	$(12,321)	$(8,330)

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,404)	$(7,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	254	1,429
Loss on disposal of fixed assets	—	78
Gain on write-off of operating lease right-of-use assets and liabilities related to termination	—	(328)
Gain on extinguishment of debt	—	(2,440)
Provision for (recovery of) bad debts	514	(156)
Stock-based compensation expense	1,001	1,690
Realized and unrealized foreign currency transaction loss	462	896
Loss on impairment of goodwill	9,098	—
Other	(4)	1
Changes in operating assets and liabilities:
Accounts receivable	(1,984)	(2,830)
Unbilled receivables, net	386	2,412
Prepaid expenses and other current assets and other assets	118	2,213
Accounts payable	(1,361)	1,215
Accrued expenses and other liabilities	(391)	(226)
Deferred revenue	1,291	(1,271)
Net cash used in operating activities	(2,020)	(4,747)
Cash flows from investing activities:
Purchases of property and equipment	(70)	(646)
Proceeds from sales and maturities of marketable securities	—	252
Purchases of marketable securities	(1,265)	—
Net cash used in investing activities	(1,335)	(394)
Cash flows from financing activities:
Proceeds from stock option exercises	—	161
Proceeds from issuance of common stock, net of issuance costs	—	17,462
Proceeds from short swing profit settlement	7	—
Net cash provided by financing activities	7	17,623
Effect of exchange rate on cash, cash equivalents and restricted cash	(782)	(710)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,130)	11,772
Cash, cash equivalents and restricted cash at beginning of period	17,856	6,084
Cash, cash equivalents and restricted cash at end of period	$13,726	$17,856
Supplemental disclosure of cash flow information
Income tax payments (refunds)	$222	$(1,183)
Non-cash activities:
Purchases of property and equipment included in accounts payable	$—	$516

The accompanying notes are an integral part of these consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2021	37,811,224	$378	$246,446	$(227)	$(73)	$(214,983)	$31,541
Issuance of common stock pursuant to vesting of stock units	1,100,691	11	(11)	—	—	—	—
Issuance of common stock pursuant to exercise of stock options	112,205	1	160	—	—	—	161
Issuance of common stock, net of issuance costs	10,323,484	103	17,359	—	—	—	17,462
Stock-based compensation expense	—	—	1,690	—	—	—	1,690
Unrealized gains on marketable securities	—	—	—	—	1	—	1
Foreign currency translation adjustments	—	—	—	—	(901)	—	(901)
Net loss	—	—	—	—	—	(7,430)	(7,430)
Balances at January 31, 2022	49,347,604	$493	$265,644	$(227)	$(973)	$(222,413)	$42,524

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2022	49,347,604	$493	$265,644	$(227)	$(973)	$(222,413)	$42,524
Issuance of common stock pursuant to vesting of stock units	1,038,774	10	(10)	-	-	-	-
Stock-based compensation expense	-	-	1,001	-	-	-	1,001
Unrealized losses on marketable securities	-	-	-	-	(25)	-	(25)
Foreign currency translation adjustments	-	-	-	-	(892)	-	(892)
Short swing profit settlement	-	-	7	-	-	-	7
Net loss	-	-	-	-	-	(11,404)	(11,404)
Balances at January 31, 2023	50,386,378	$503	$266,642	$(227)	$(1,890)	$(233,817)	$31,211

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

The Company is currently headquartered in Boston, Massachusetts and has wholly-owned subsidiaries in the following countries: Canada, Denmark, Germany, India, Ireland, Netherlands, Philippines, Poland, Turkey and the United Kingdom.

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

Liquidity

As of January 31, 2023, the Company had $13.4 million of available cash and cash equivalents and $1.2 million of marketable securities, excluding $0.3 million of restricted cash.

The Company believes that existing cash and cash equivalents, marketable securities and cash expected to be provided by future operating results will be adequate to satisfy its working capital, capital expenditure requirements and other contractual obligations for at least 12 months from the date of this filing.

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

Impact of COVID-19 Pandemic

COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In the first quarter of fiscal 2021, concerns related to the spread of COVID-19 created global business disruptions as well as disruptions in the Company’s operations and created negative impacts on its revenues and other financial results. However, the duration and intensity of the COVID-19 pandemic and any resulting disruption to the Company’s operations remains uncertain, and the Company will continue to assess the impact of the COVID-19 pandemic on its business, financial condition, liquidity, and financial results.

The Company continues to conduct business with substantial modifications to employee travel, employee work locations, virtualization or possible cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The Company has observed other companies and governments making similar alterations to their normal business operations, and in general, the markets are experiencing a significant level of uncertainty at the current time. Virtualization of the SeaChange team’s sales activities could foreclose future business opportunities, particularly as its customers limit spending, which could negatively impact the willingness of the Company’s customers to enter into or renew contracts. SeaChange continues to realize its on-going cost optimization efforts in response to the impact of the pandemic. The Company may take further actions that alter its business operations as the situation evolves.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On June 24, 2022, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of Nasdaq notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). The Notice did not result in the immediate delisting of the Company’s common stock shares from the Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a period of 180 calendar days, or until December 14, 2022 (the “Initial Compliance Date”), to regain compliance with the Bid Price Rule.

The Company did not regain compliance with the Bid Price Rule by the Initial Compliance Date. On December 15, 2022, Nasdaq notified the Company that it had granted the Company an additional 180 calendar day period, or until June 12, 2023 (the “Extended Compliance Date”), to regain compliance with the Bid Price Rule. Nasdaq’s determination was based on, among other things, (1) the Company’s written notice of its intention to transfer to The Nasdaq Capital Market (the “Capital Market”) (as issuers on the Global Select Market are not eligible for an additional 180-day compliance period) and to cure the deficiency by the Extended Compliance Date by effecting a reverse stock split, if necessary, and (2) the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for the Capital Market, with the exception of the Bid Price Rule. On December 15, 2022, Nasdaq approved the Company’s transfer from the Global Select Market to the Capital Market, a continuous trading market that operates in substantially the same manner as the Global Select Market. The transfer became effective at the opening of business on December 19, 2022. The Company’s common stock shares will continue to trade under the symbol “SEAC.”

If, at any time before the Extended Compliance Date, the bid price for the Company’s common stock shares closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Bid Price Rule, Nasdaq will provide written notification to the Company that it complies with the Bid Price Rule.

If the Company does not regain compliance with the Bid Price Rule by the Extended Compliance Date, Nasdaq will provide written notification to the Company that its common stock shares will be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel. The Company expects that its common stock shares would remain listed on the Capital Market pending a Nasdaq hearing panel’s decision. There can be no assurance that, if the Company does appeal a delisting determination to a Nasdaq hearing panel, that such appeal would be successful.

Merger Agreement and Subsequent Termination

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller planned to merge with and into SeaChange, with the separate existence of Triller ceasing, and SeaChange continuing as the surviving corporation (the “Merger”).

On June 13, 2022, SeaChange and Triller entered into a Termination Agreement and Release (the “Termination Agreement”) pursuant to which SeaChange and Triller mutually agreed to terminate the Merger Agreement. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee to the other in connection with the terminated transactions. The Termination Agreement also contains mutual releases, whereby each party released the other from any claims of liability relating to the transactions contemplated by the Merger Agreement. The Termination Agreement and related documents are summarized in more detail in the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022. Transaction costs related to the Merger and charged to the consolidated statements of operations and comprehensive loss amounted to approximately $1.2 million and $1.5 million for the years ended January 31, 2023 and 2022, respectively.

2. Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for doubtful accounts, goodwill impairment, impairment of long-lived assets, management’s going concern assessment, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in treasury bills with remaining maturities at the date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral in relation to obligations set forth by the landlord of the Poland facility landlord.

The following table provides a summary of (i) cash and cash equivalents and (ii) and restricted cash as of January 31, 2023 and 2022:

	As of January 31,
	2023	2022
	(Amounts in thousands)
Cash and cash equivalents	$13,415	$17,528
Restricted cash	311	328
Total cash, cash equivalents and restricted cash	$13,726	$17,856

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

The Company's cash equivalents and marketable securities are carried at fair value determined according to the fair value hierarchy described above (see Note 3 for further details). The carrying values of the Company's accounts and other receivables, unbilled receivables, net, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

The Company’s quantitative goodwill impairment tests performed as of July 31, 2022 and October 31, 2022 (see Note 5 for further details) utilized unobservable inputs (Level 3), including projections of future revenue and operating income.

Concentration of Credit Risk and Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk include cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has cash investment policies which, among other things, limit investments to investment-grade securities. The Company restricts its cash equivalents and marketable securities to repurchase agreements with major banks and United States (“U.S.”) government and corporate securities which are subject to credit and market risk, and are currently protected by limits offered through the Securities Investor Protection Corporation ("SIPC"). The Company performs ongoing credit evaluations of the Company's customers.

On March 10, 2023, our bank, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. To protect depositors, the FDIC transferred all deposits and substantially all of the assets of SVB to a receivership bank to be operated by FDIC as it markets the institution to potential bidders. In addition, the FDIC ultimately guaranteed all of our deposits formerly held with SVB. At the time of the closure, we had funds deposited with SVB in various domestic and foreign accounts totaling $5.0 million. On March 13, 2023, the receivership bank opened, and the Company had access to its accounts and have since transferred $4.6 million to other financial institutions.

The Company sells its software products and services worldwide primarily to service providers, consisting of operators, telecommunications companies, satellite operators and broadcasters. Two customers accounted for 19% and 10% of total revenue in fiscal 2023, respectively. One customer accounted for 11% of total revenue in fiscal 2022. One customer accounted for 21% of the combined accounts receivable, net and unbilled receivables, net, as of January 31, 2023. Two customers each accounted for 10% of the combined accounts receivable, net and unbilled receivables, net as of January 31, 2022.

Allowances for Doubtful Accounts

The Company evaluates its customers’ financial condition, requires advance payments from certain of the Company's customers and maintains reserves for potential credit losses. The Company performs ongoing credit evaluations of its customers’ financial condition but generally does not require collateral. For some international customers, the Company may require an irrevocable letter of credit to be issued by the customer before the purchase order is accepted. The Company monitors payments from customers and assess any collection issues. The Company maintains an allowance for specific doubtful accounts for estimated losses resulting from the inability of the Company's customers to make required payments and record these allowances as a charge to general and administrative expenses in its consolidated statements of operations and comprehensive loss. The Company bases its general allowances for doubtful accounts on historical collections and write-off experience, current trends, credit assessments, and other analysis of specific customer situations. The Company charges off trade accounts receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of trade receivables previously charged off are recorded when received.

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

Goodwill is tested for impairment annually on August 1 of each year, and more frequently if events and circumstances indicate that the asset might be impaired. The Company has determined it is a single reporting unit for the purpose of conducting the goodwill impairment assessment. A goodwill impairment charge is recorded if the Company’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Factors that could lead to a future impairment include material uncertainties such as a significant reduction in projected revenues, a deterioration of projected financial performance, future acquisitions and/or mergers, and a decline in the Company’s market value as a result of a significant decline in the Company’s stock price.

See Note 5 for further details of impairment charges recorded during the fiscal year ended January 31, 2023. There were no triggering events or impairment charges recorded during the fiscal year ended January 31, 2022.

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

The Company tests the useful lives and possible impairment of existing recognized long-lived assets whenever events or changes in circumstances occur that indicate that it is more likely than not that an impairment has occurred. Factors considered important which could trigger a review include:

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

Determining whether a triggering event has occurred involves significant judgment (see Note 5 for further details).

The Company tests long-lived assets with definite lives for impairment by comparing the carrying amount to the sum of the net undiscounted cash flows expected to be generated by the asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of the asset exceeds its net undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value. The Company uses a discounted cash flow approach or other methods, if appropriate, to assess fair value.

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

The Company's policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of income tax provision (benefit), in the Company's consolidated statements of operations and comprehensive loss. The Company has made a policy election to treat the global intangible low-taxed income tax as a period expense.

Because there are several estimates and assumptions inherent in calculating the various components of the Company’s income tax provision (benefit), certain changes or future events such as changes in tax legislation, geographic mix of earnings, completion of tax audits or earnings repatriation plans could have an impact on those estimates and the Company’s effective tax rate.

Restructuring

Restructuring charges consist of employee-related severance charges, remaining lease obligations and termination costs, and the disposal of related equipment. Restructuring charges represent the Company’s best estimate of the associated liability at the date the charges are recognized. Adjustments for changes in assumptions are recorded as a component of operating expenses in the period they become known (see Note 6 for further details).

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

The Company also incurs transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. Foreign currency transaction gains and losses are included in the consolidated statements of operations and comprehensive loss as a component of other income (expense), net. The Company recorded foreign currency net transaction losses of $0.5 million and $0.9 million for fiscal 2023 and 2022, respectively.

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

Accumulated other comprehensive loss on the consolidated balance sheets as of January 31, 2023 and 2022 consists of negative foreign currency translation adjustments of $0.9 million in each year, and unrealized (losses) gains on available-for-sale marketable securities of less than $0.1 million in each year.

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

Identify performance obligations in the contract

The Company enters into contracts that include combinations of license, support and professional services, and third-party products, which are accounted for as separate performance obligations. A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services. A good or service that is promised to a customer is distinct if the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and a company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

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

Allocate the transaction price to the contract performance obligations

The Company’s contracts typically contain multiple performance obligations. The transaction price is allocated to each performance obligation based on the relative standalone selling prices (“SSP”) of the goods or services being provided to the customer for which it accounts for individual performance obligations separately.

Recognize revenue as the performance obligations are satisfied

The Company's contracts may contain multiple performance obligations with differing revenue recognition patterns. Revenue is recognized when or as control of the promised goods or services is transferred to customers. The Company’s software licenses may be perpetual, whereby the customer receives rights to use the software for an indefinite time period, or the license may be for a specified term. Transfer of the license and revenue recognition, including minimum guaranteed license royalties, occurs at the point in time the customer has the ability to download, use or access the software. Variable license royalties contingent on customer sales of products are recognized when the subsequent sales occur and the contingency is resolved. The Company’s customers may also contract for a Software as a Service (“SaaS”) offering whereby the customer only has a right to access the Company's software for a defined term. SaaS licenses are recognized ratably over the subscription period beginning on the date the license is made available to customers.

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

Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP based on the observable price of goods and services when the Company sells those goods and services separately in similar circumstances to similar customers. The Company estimates the SSP of certain goods and services when there is no directly observable separate pricing under the guidance of ASC 606-10-32-33. If the SSP is not observable through past transactions, the SSP is estimated, taking into account available information such as market conditions, expected margins, and internally approved pricing guidelines related to the performance obligations. The Company enters into contracts with its customers that may include promises to transfer multiple performance obligations in the arrangement, such as software licenses, support, and professional services. The total fee of the contract may consist of one fixed price for all of the performance obligations or each performance obligation may be separately stated in the contract. Regardless of how the performance obligations are priced in the contract, the Company must determine the transaction price to be allocated to each identified performance obligation. The Company recognizes the portion of the transaction price allocated to the software license on a residual basis. The residual basis is used to allocate revenue when the contract arrangement includes a software license and has at least one performance obligation for which the SSP is observable (i.e., hardware and/or support services). The residual method is used as the selling price for software licenses in circumstances when the transaction price is highly variable and the SSP is not discernable from past transactions or other observable evidence. The Company periodically re-evaluates its use of the residual approach estimate compared to all available observable data before concluding the estimate is representative of SSP. In these contracts, the Company typically has observable SSP for the associated support services, and hardware, if applicable. The Company also provides SaaS offerings, combining access to the Company's software platform with support services (inclusive of technical support and unspecified upgrades and bug fixes). The SaaS offering and support services are stand ready obligations with the same pattern of transfer of control. SaaS offerings do not include the right for the customer to take possession of the software during the contract term. Typically, SaaS offerings include one distinct performance obligation, satisfied over time, with revenue recognized ratably over the contract term as the customer consumes the services. Services revenue is comprised of software license implementation, engineering, training and reimbursable expenses. Services are sold on both a standalone basis and as part of the Company's customer contracts. The Company has concluded these services are typically distinct performance obligations. For implementation, engineering and training services, revenue is recognized on an input method as hours are incurred and services are provided compared to total estimated hours. The Company estimates the SSP for fixed price services based on estimated hours adjusted for historical experience using the time and materials rates charged in standalone service arrangements. When sold on a time and materials basis, SSP for services is determined by observable prices in standalone service arrangements. Certain engineering services sold with support contracts are not distinct in the context of the contract and those services are bundled with other distinct services to form a single stand ready performance obligation which is recognized ratably over the relevant service period.

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

Contract Balances

When either party to a contract has performed, an entity shall present the contract in the statement of financial position as a contract asset or a contract liability, depending on the relationship between the entity’s performance and the customer’s payment. An entity shall present any unconditional rights to consideration separately as a receivable. Contract liabilities, which consist primarily of deferred revenue as of January 31, 2023 and January 31, 2022, are classified as current liabilities if expected to be invoiced or recognized within the next year. There were no contract assets as of January 31, 2023 and January 31, 2022.

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under the Company's sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. Significant judgments made in determining the amount of costs capitalized include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. The Company determined that no impairment of these assets existed as of January 31, 2023 or 2022. The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $162 thousand as of January 31, 2023 compared to $297 thousand as of January 31, 2022. Current deferred capitalized commission costs are included in prepaid expense and other current assets in the Company's consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in the Company's consolidated balance sheets. Capitalized commissions expensed during the fiscal years ended January 31, 2023 and 2022 were $135 thousand and $256 thousand, respectively, and are included in the consolidated statement of operations and comprehensive loss.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of unrestricted common shares outstanding during the period.

Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of restricted, deferred and performance common stock units (“RSUs”, “DSUs”, and “PSUs”, respectively) using the “treasury stock” method when the effect is not anti-dilutive. For periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

Stock-Based Compensation

The Company issues stock options and RSUs, DSUs and PSUs to certain employees and non-employees, including directors. The Company accounts for RSUs, DSUs, and PSUs with company-defined performance criteria based on the grant date fair value, which is generally the market price of the Company's common stock on the date of grant. Expensing of such awards is recognized over the requisite service period of the award, which is generally the vesting period, on a straight-line basis. In addition, expensing of PSUs with company-defined performance criteria is subject to attainment of such criteria. Expensing of PSUs with market-defined performance criteria is calculated using a Monte Carlo simulation model and is recognized over the requisite service period, if fulfilled, regardless of the actual number of awards that vest. The Company accounts for stock option compensation expense based on the grant date fair value of the respective award, determined using the Black-Scholes option-pricing model, and is recognized over the requisite service period of the option, which is generally the vesting period, on a straight-line basis. The Company classifies equity-based compensation expense in its consolidated statements of operations and comprehensive loss in the same way the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. The Company recognizes forfeitures as they occur.

See Note 9 for further details.

Leases

The Company accounts for leases in accordance with ASC 842, Leases. A contract is accounted for as a lease when the Company has the right to control the asset for a period of time while obtaining substantially all of the asset’s economic benefits. The Company determines if an arrangement is a lease or contains an embedded lease at inception. For arrangements that meet the definition of a lease, the Company determines the initial classification and measurement of its right-of-use operating lease asset and corresponding liability at the lease commencement date. The Company determines the classification and measurement of a modified lease at the date it is modified. The lease term includes only renewal options that are reasonably assured to exercise. The present value of lease payments is typically determined by using the Company’s estimated secured incremental borrowing rate for the associated lease term as interest rates implicit in the leases are not normally readily determinable. Management’s policy is to utilize the practical expedient to not record leases with an original term of twelve months or less on the consolidated balance sheets, and lease payments are recognized in the consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term.

The Company’s existing leases are for facilities only. None of the Company's leases are with related parties. In addition to rent, office leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. As a practical expedient, the Company accounts for the non-lease components together with the lease components as a single lease component for all of the Company's leases. Only the fixed costs for leases are accounted for as a single lease component and recognized as part of a right-of-use asset and liability.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 , Financial Instruments—Credit Losses (Topic 326), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities and accounts receivable. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. ASU 2016-13 is effective in the first quarter of fiscal 2024. The Company is currently evaluating if this guidance will have a material effect to the Company's consolidated financial statements.

All other ASUs issued but not yet effective are not expected to have a material effect on the Company’s future financial statements.

3.
Fair Value Measurements

The Company accounts for certain financial assets at fair value on a recurring basis. As of January 31, 2022, the Company had no cash equivalents or marketable securities.

The following table presents information about the Company's financial assets that are measured at fair value as of January 31, 2023, and indicate the level within the fair value hierarchy where each measurement is classified.

	As of January 31, 2023
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Assets:
Cash equivalents	$2,389	$2,389	$—	$—
Marketable securities:
Corporate bonds	1,244	1,244	—	—
	$3,633	$3,633	$—	$—

Cash equivalents at January 31, 2023 consisted of $2.4 million of U.S. Treasury Securities with a maturity date of three months or less. During the years ended January 31, 2023 and 2022, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at January 31, 2023 and 2022.

The following table summarizes the Company’s investments in marketable securities, classified as available-for-sale as of January 31, 2023:

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(Amounts in thousands)
Corporate bonds	1,269	(25)	1,244
	$1,269	$(25)	$1,244

The amortized cost and fair values of the above referenced debt and fixed-maturity securities as of January 31, 2023 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Amounts in thousands)
Due within one year through three years	$3,176	$3,182
Due after three years through five years	482	451
Due after five years	—	—
	$3,658	$3,633

4.
Consolidated Balance Sheet Detail

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	January 31, 2023	January 31, 2022
	(Amounts in thousands)
Computer equipment, software and demonstration equipment	$3,737	$3,689
Office furniture and equipment	251	263
Leasehold improvements	137	143
	4,125	4,095
Less: Accumulated depreciation and amortization	(3,412)	(3,193)
Total property and equipment, net	$713	$902

Depreciation expense was $0.3 million and $0.2 million for the fiscal years ended January 31, 2023 and 2022, respectively.

Accrued Expenses

Accrued expenses consist of the following:

	As of
	January 31, 2023	January 31, 2022
	(Amounts in thousands)
Accrued employee compensation and benefits	$1,603	$1,138
Accrued professional fees	77	433
Sales tax and VAT payable	82	133
Current obligation - right of use operating leases	713	762
Accrued other	1,338	1,751
Total accrued expenses	$3,813	$4,217

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

Due to the significant decrease in the Company’s publicly quoted share price and market capitalization during the second quarter fiscal year 2023, the Company accelerated its annual impairment test and performed a quantitative test of its goodwill as of July 31, 2022 that resulted in a $5.8 million non-cash impairment charge during the second quarter of fiscal year 2023.

As a result of continued significant decrease in the Company’s publicly quoted share price and market capitalization during the third quarter of fiscal year 2023, the Company performed a quantitative impairment test of its goodwill as of October 31, 2023. Based on this quantitative test, the Company incurred a non-cash impairment charge during the third quarter of fiscal year 2023 of $3.3 million, which represents impairment of the entire remaining balance of the Company's goodwill.

The following table represents the changes in goodwill since January 31, 2021:

Goodwill
(Amounts in thousands)
Balance as of January 31, 2021	$10,577
Translation adjustment	(695)
Balance as of January 31, 2022	9,882
Translation adjustment	(784)
Impairment	(9,098)
Balance as of January 31, 2023	$—

Intangible Assets, Net

The Company’s finite-lived intangible assets were fully amortized as of January 31, 2023 and 2022.

In fiscal year 2022, the Company recognized $0.8 million and $0.5 million of amortization expense for intangible assets in selling and marketing and research and development functions, respectively.

6.
Severance and Restructuring Costs

On August 3, 2022, the Company's previous Chief Financial Officer ("CFO") resigned (the “Resignation”) as the Executive Vice President, Chief Financial Officer and Treasurer of the Company. The previous CFO remained with the Company until September 30, 2022, to assist with the transition pursuant to the Employee Transition Separation Agreement and General Release signed on August 24, 2022 (the “Release Agreement). Total severance costs incurred during the year ended January 31, 2023 related to the Resignation was $0.4 million, primarily consisting of a salary continuation and bonus for remaining with the Company during August and September 2022. Remaining cash payments under the Resignation total $0.2 million as of January 31, 2023. In addition, the Company provided COBRA benefits for the previous CFO until he became eligible for benefits at a new employer in the fourth quarter of fiscal year 2023, and the Release Agreement included accelerated vesting of the remaining final tranche of 4,762 RSUs from his RSU grant dated May 26, 2020.

Following the Resignation, on August 3, 2022, the Board appointed an individual in the role of Senior Vice President, Chief Financial Officer and Treasurer of the Company. Subsequently, on January 23, 2023, the Company terminated the former CFO (the "Termination") from the position of Senior Vice President, Chief Financial Officer, and Treasurer of the Company and appointed Mark Szynkowski immediately for these same positions. There were $0.1 million in severance costs related to the Termination, which was included in accrued expenses on the consolidated balance sheet at January 31, 2023.

During the fiscal year ended January 31, 2023, the Company incurred total severance costs of $0.5 million and restructuring costs of $0.1 million, primarily for the employee-related termination benefits noted above. During the fiscal year ended January 31, 2022, the Company incurred total severance costs of $0.2 million and restructuring costs of $0.5 million.

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

If the assessment of a contingency indicates that it is probable that a material loss has incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's consolidated financial statements. If the Company's assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. As of January 31, 2023 there are no current pending legal proceedings, in the opinion of management, that would have a material adverse effect on the Company's financial position, results from operations or cash flow.

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

The Company enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require the Company to defend and/or indemnify the other party against intellectual property infringement claims brought by a third-party with respect to its products. From time to time, the Company also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of its products and services or resulting from the acts or omissions of the Company, employees, authorized agents or subcontractors. From time to time, the Company has received requests from customers for indemnification of patent litigation claims. There are no current pending legal proceedings that in the opinion of management would have a material adverse effect on the Company’s financial position, results from operations and cash flows. However, there is no assurance that future legal proceedings arising from ordinary course of business or otherwise, will not have a material adverse effect on the Company’s financial position, results from operations or cash flows.

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

8.
Operating Leases

As of January 31, 2023, the Company had operating leases for facilities expiring at various dates through fiscal year 2025.

The components of lease expense included in the consolidated statements of operations and comprehensive loss are as follows:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Operating lease cost	$465	$749
Short term lease cost, net	15	17
Total lease cost	$480	$766

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	As of January 31, 2023	As of January 31, 2022
	(Amounts in thousands)
Operating lease right-of-use assets	$1,360	$2,031

Current portion, operating lease liabilities	713	762
Operating lease liabilities, long term	691	1,361
Total operating lease liabilities	$1,404	$2,123

Weighted average remaining lease term (years)	2.0	3.0
Weighted average incremental borrowing rate	5.0%	5.0%

Supplemental cash flow information related to the Company’s operating leases was as follows:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$526	$1,168

The current portion, operating lease liabilities is included as a component of accrued expenses in the consolidated balance sheets.

Future minimum lease payments for operating leases with initial or remaining terms in excess of one year as of January 31, 2023 are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2024	$730
2025	753
Total lease payments	1,483
Less interest	79
Total operating lease liabilities	$1,404

During the fiscal year ended January 31, 2022, the Company entered into the Termination Agreement with respect to its former headquarters in Waltham, Massachusetts. In connection to the Termination Agreement, the Company paid the sublandlord termination payments of approximately $0.4 million in fiscal 2022. The Company also wrote off all related operating lease right-of-use assets and liabilities as of the termination date, resulting in a $0.3 million non-cash gain, which partially offset the loss on the termination payments. The net $0.1 million loss on lease termination is reported as a component of severance and restructuring expense on the consolidated statements of operations and comprehensive loss for the fiscal year ended January 31, 2022. Prior to the execution of the Termination Agreement, the sublease had been scheduled to expire in February 2025.

The Company has entered into four operating sublease agreements (collectively, the “Subleases”) with respect to part of its existing Poland facility lease (the “Head Lease”), two in fiscal 2022 and two in fiscal 2023. The Company accounted for the Head Lease and the Subleases as separate contracts and there was no effect on the right-of-use asset or lease liability associated with the Head Lease. One of the Subleases entered into fiscal 2022 ended during fiscal 2023. The remaining Subleases entered into fiscal 2022 and 2023 have effective dates ranging from less than one year to more than two years from January 31, 2023, respectively. The Head Lease rent expense is presented net of income related to the Subleases and reported as a component of operating expenses on the consolidated statements of operations and comprehensive loss. The Company recorded $0.2 million and $0.1 million of income related to the Subleases for the year ended January 31, 2023 and 2022, respectively.

9.
Stockholders’ Equity

Preferred Stock Authorization

The Board is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of January 31, 2023.

Equity Plans

Compensation and Incentive Plans

The Company’s Second Amended and Restated 2011 Compensation and Incentive Plan (the “2011 Plan”) provided for the grant of incentive stock options (“ISOs”), nonqualified stock options (“NQs”), RSUs, DSUs and PSUs and other equity based non-stock option awards as determined by the plan administrator to its officers, employees, consultants and directors. The 2011 Plan expired on July 20, 2021.

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

Following Board approval and recommendation, on August 5, 2022 the Company’s stockholders voted in favor of changes to the 2021 Plan (the “Amended and Restated 2021 Plan”). The purpose of the Amended and Restated 2021 Plan is to provide equity and cash incentives to the employees of the Company in order to attract, motivate and retain qualified employees. Changes made to the Amended and Restated 2021 Plan include the addition of 3,000,000 new shares authorized for issuance under the Amended and Restated 2021 Plan and the inclusion of additional methods to satisfy the tax obligations that arise for granted equity awards. The number of shares authorized for issuance under the Amended and Restated 2021 Plan at January 31, 2023 is 7,896,878, including 2,396,878 shares awarded under the 2011 Plan that may become available for issuance under the 2021 Plan due to the expiration, termination, surrender, or forfeiture of such outstanding awards. As of January 31, 2023, there were 2,738,626 shares available for future grants.

The Company has a Long-Term Incentive Program, adopted in fiscal 2016, under which the named executive officers and other key employees may receive long-term equity-based incentive awards, which are intended to align the interests of named executive officers and other key employees with the long-term interests of stockholders and to emphasize and reinforce the Company’s focus on team success. Long-term equity-based incentive compensation awards are made in the form of stock options, RSUs and PSUs subject to vesting based in part on the extent to which employment continues under the Amended and Restated 2021 Plan.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of common stock according to the terms of the offering. On each purchase date, eligible employees can purchase the Company's stock at a price per share equal to 85% of the closing price of the Company’s common stock on the exercise date, but no less than par value. The maximum number of shares of the Company's common stock authorized for sale under the ESPP is 1,150,000 shares, of which 1,075,024 remain available under the ESPP as of January 31, 2023. There were no shares purchased under the ESPP during the years ended January 31, 2023 and 2022 as the Company suspended the ESPP as of April 1, 2020 and is still evaluating when the suspension will be lifted, if at all.

Stock Option Valuation

The Company measures the fair value of service-based options using the Black-Scholes option-pricing model. Key input assumptions used to estimate the fair value of stock options include the exercise price, the expected option term, the risk-free interest rate over the option’s expected term, the expected annual dividend yield and the expected stock price volatility. The expected option term is determined using the “simplified” method for “plain vanilla” options. The expected stock price volatility is established using the historical volatility of the Company’s common stock over a period of time equal to the expected term of the stock option. The risk-free interest rate is based upon the U.S. treasury bond yield at the grant date, using a remaining term equal to the expected life. The expected dividend yield is 0%, as the Company has not paid cash dividends on its common stock since the Company’s inception.

The Company measures the fair value of performance-based options using the same Black-Scholes option-pricing model key assumptions as the Company’s service-based options with the exception of the expected term. The contractual term is instead used when valuing performance-based options as these options are not “plain vanilla.”

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options granted for the fiscal year ended January 31, 2022. There were no stock options granted in the fiscal year ended January 31, 2023.

For the Fiscal Year Ended January 31, 2022
Risk-free interest rate	0.9%
Expected volatility	55.8%
Expected dividend yield	0.0%
Expected term (in years)	6.4

The weighted average grant-date fair values of stock options granted during the year ended January 31, 2022 was $0.64 per share.

Stock Option Activity

The following table summarizes the Company’s stock option activity:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding as of January 31, 2022	1,263,340	$1.40	8.67	$—
Granted	-	-
Exercised	-	-
Forfeited	(538,756)	1.67
Outstanding as of January 31, 2023	724,584	$1.21	8.05	$—
Vested and expected to vest as of January 31, 2023	703,751	$1.20	8.04	$—
Options exercisable as of January 31, 2023	397,083	$1.27	7.84	$—

Stock Units

The Company has granted RSUs and DSUs with service-based vesting criteria that generally vest over one to three years and has granted PSUs with both market-based and performance-based vesting criteria. In fiscal 2023, the Company granted 1,819,405 RSUs. In addition, in fiscal 2023 the Company granted 740,000 market-based PSUs to certain officers in connection with their appointment. The PSUs will vest on the attainment of a closing share price of $2.50 that is held for twenty consecutive trading days within three years from the grant date. In the event of a change in control of the Company, the vesting of the PSUs is based on the employee's time of service from the grant date.

In fiscal 2022, the Company granted 86,957 DSUs and 1,449,047 RSUs. In fiscal 2022, the Company also granted 300,000 PSUs, which vest over a three-year period in twelve equal quarterly tranches upon the achievement of certain Company-specific goals.

The following table summarizes the Company’s RSU and DSU activity:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested balance as of January 31, 2022	1,412,691	$1.20
Granted	1,819,405	0.51
Vested	(951,274)	1.24
Forfeited	(60,000)	0.43
Unvested balance as of January 31, 2023	2,220,822	$0.64

The following table summarizes the Company’s PSU activity:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested balance as of January 31, 2022	317,857	$1.10
Granted	740,000	0.21
Vested	(87,500)	1.08
Forfeited	(115,357)	0.68
Unvested balance as of January 31, 2023	855,000	$0.39

Stock-Based Compensation

The Company recognized stock-based compensation expense within the consolidated statements of operations and comprehensive loss as follows:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Cost of revenue	$42	$35
Research and development	34	(77)
Sales and marketing	157	114
General and administrative	768	1,618
	$1,001	$1,690

As of January 31, 2023, unrecognized stock-based compensation expense related to (i) unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted average period of 1.2 years, (ii) unvested RSUs and DSUs was $0.9 million, which is expected to be recognized over a weighted average amortization period of 1.8 years, and (iii) unvested PSUs was $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.4 years.

Tax Benefits Preservation Plan

On March 4, 2019, the Company entered into the Tax Benefits Preservation Plan in the form of a stockholder rights agreement (“Rights Agreement”) and issued a dividend of one preferred share purchase right (a “Right”) for each share of common stock payable on March 15, 2019 to the stockholders of record of such shares on that date. The Rights expired on March 4, 2022.

10.
Accounts Receivables, Unbilled Receivables and Contract Liabilities

The following table shows the Company’s accounts receivable, net and unbilled receivables, net:

	As of January 31,
	2023	2022
	(Amounts in thousands)
Accounts receivable, net	$10,382	$8,819
Unbilled receivables, net - current	7,757	9,160
Unbilled receivables, net - long-term	5,044	3,952
	$23,183	$21,931

Unbilled Receivables, Net

Unbilled receivables, net consist of amounts recognized as revenue as performance obligations were transferred to customers for which the Company does not currently have the right to invoice. Unbilled receivables, net are primarily derived from the allocation of contract consideration to products and services, such as software licenses, recognized at the point of time transferred, with payment of such consideration received over the contract term, which is generally between one and three years.

Unbilled receivables, net are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of January 31,
	2023	Percentage
1 year or less	$7,757	61%
1-2 years	2,182	17%
2-5 years	2,862	22%
Total unbilled receivables, net	$12,801	100%

As of January 31, 2023, the allowance for unbilled receivables, net was $0.2 million. As of January 31, 2022, there was no allowance for unbilled receivables, net.

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue in the fiscal years ended January 31, 2023 and 2022 is due to new billings in advance of revenue recognition offset by revenue recognized during the periods.

The Company recognized $3.5 million of revenue related to deferred billings in fiscal 2023 and $3.5 million in fiscal 2022.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2021	$4,737	$657
Decrease	(790)	(580)
Balance as of January 31, 2022	$3,947	$77
Increase	1,225	53
Balance as of January 31, 2023	$5,172	$130

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied, or are partially satisfied, as of January 31, 2023 is $21.5 million and consists primarily of undelivered software, service, and support obligations. This amount in part includes amounts billed for undelivered services that are included in deferred revenue reported on the consolidated balance sheets as of January 31, 2023. The Company expects to recognize $14.2 million as revenue within one year, an additional $4.4 million in the following year, and the remaining revenue thereafter. The Company expects to recognize substantially all of the remaining performance obligations by the first quarter of fiscal 2026. Revenue recognized in fiscal 2023 related to remaining performance obligations as of the previous fiscal year ended January 31, 2022 was $16.1 million.

11.
Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table shows revenue disaggregated by revenue stream:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Product revenue:
License	$11,345	$10,843
Hardware	2,867	2,178
Total product revenue	14,212	13,021
Service revenue:
Maintenance and support	11,848	12,249
Professional services and other	6,433	2,040
Total service revenue	18,281	14,289
Total revenue	$32,493	$27,310

The following table disaggregates revenue by timing of transfer of goods or services:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Transferred at a point in time
Product revenue	$11,572	$10,362
Transferred over time(1)
Product revenue	2,640	2,659
Service revenue	18,281	14,289
Total revenue	$32,493	$27,310

(1) Comprised of SaaS, hosting, support contracts and professional services

Geographic Information

The following table summarizes revenue by customers’ geographic locations:

	For the Fiscal Years Ended January 31,
	2023	%	2022	%
	(Amounts in thousands, except percentages)
Revenue by customers' geographic locations:
North America (1)	$19,847	61%	$17,775	65%
Europe and Middle East	6,508	20%	6,530	24%
Latin America	5,512	17%	2,168	8%
Asia Pacific	626	2%	837	3%
Total revenue	$32,493		$27,310

(1)
Includes total revenue for the U.S. for the periods shown as follows:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands, except percentages)
U.S. Revenue	$18,051	$15,535
% of total revenue	56%	57%

The following table summarizes long-lived assets by geographic locations:

	As of January 31, 2023%		As of January 31, 2022%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations(1):
North America	$6,553	86%	$6,208	83%
Europe and Middle East	963	13%	1,258	17%
Asia Pacific	31	1%	31	0%
Total long-lived assets by geographic location	$7,547		$7,497
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

The components of loss from operations before income taxes are as follows:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Domestic	$(4,458)	$(6,616)
Foreign	(7,142)	(829)
Loss before income taxes	$(11,600)	$(7,445)

The components of the income tax (benefit) provision from operations are as follows:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Current:
Federal	$—	$—
State	40	(6)
Foreign	(221)	(9)
Income tax benefit	$(181)	$(15)
Deferred:
Foreign	(15)	—
Total	(15)	—
Income tax benefit	$(196)	$(15)

The Company recorded an income tax benefit of less than $0.2 million for the year ended January 31, 2023. The Company’s effective tax rate in fiscal 2023, and in future periods, may fluctuate as a result of changes in jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on deferred tax assets, changes in actual results versus estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

The income tax benefit was computed using the federal statutory income tax rate and average state statutory rates, net of related federal benefits. The provision differs from the Company’s effective tax rate primarily due to the following:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Statutory U.S. federal tax rate (21%)	$(2,436)	$(1,563)
State taxes, net of federal tax benefit	(127)	(6)
Losses not benefitted	(939)	1,593
Non-deductible stock compensation expense	154	292
Other non-deductible items	353	(642)
Innovative technology and development incentive	(206)	(264)
Foreign tax rate differential	(51)	70
Expiration of federal tax credits	1,145	1,179
Goodwill impairment	1,911	—
Current fiscal year impact of FIN 48	—	(674)
Income tax benefit	$(196)	$(15)

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

As a result of the Tax Cuts and Jobs Act enacted in 2017, foreign earnings may now generally be repatriated back to the U.S. without incurring U.S. federal income tax. Historically, the Company has asserted the intention to indefinitely invest the cumulative undistributed earnings of the Company's foreign subsidiaries with the exception of Ireland. The Company declared cash dividends from the subsidiaries to the parent of approximately $0.0 million and $1.8 million in fiscal 2023 and 2022, respectively.

The components of deferred income taxes are as follows:

	As of January 31,
	2023	2022
	(Amounts in thousands)
Deferred tax assets:
Accruals and reserves	$386	$79
Deferred revenue	919	801
Stock-based compensation expense	143	232
U.S. federal, state and foreign tax credits	7,659	7,146
Property and equipment	44	219
Lease liabilities	321	510
Intangible assets	154	44
Other	57	419
Loss carryforwards	33,650	36,161
Capitalized R&D costs for tax purposes	2,009	—
Deferred tax assets	45,342	45,611
Less: Valuation allowance	(44,960)	(44,920)
Deferred tax assets, net of valuation allowance	382	691
Deferred tax liabilities:
Right-of-use assets	(321)	(510)
Other	(61)	(181)
Deferred tax liabilities	(382)	(691)
Net deferred tax assets and liabilities	$—	$—

At January 31, 2023, the Company had federal, state and foreign net operating loss carry forwards of $131.0 million, $6.9 million and $1.9 million respectively, which can be used to offset future tax liabilities and expire at various dates beginning in fiscal 2023. The Company performs an analysis under Section 382 of the Internal Revenue Code of 1986, as amended, analysis on a periodic basis and utilization of these net operating loss carry forwards may be limited pursuant to provisions of the respective local jurisdiction. In addition, at January 31, 2023, the Company had federal and state research and development credit carry forwards of $3.0 million and $2.0 million, respectively. The Company has foreign tax credit carry forwards of $1.2 million, which are available to reduce future federal regular income taxes. These credits expire at various dates beginning in fiscal 2023.

The Company reviews the adequacy of the valuation allowance for deferred tax assets on a quarterly basis. The Company has evaluated the positive and negative evidence bearing upon the ability to realize the Company's deferred tax assets and have established a valuation allowance of $45.0 million for such assets, which are comprised principally of net operating loss carry forwards, research and development credits, deferred revenue, and stock-based compensation. If the Company generates pre-tax income in the future, some portion or all of the valuation allowance could be reversed and a corresponding increase in net income would be reported in future periods. The valuation allowance increased by less than $0.1 million for the year ended January 31, 2023 and increases by $1.5 million for the fiscal year ended January 31, 2022.

A reconciliation of gross unrecognized tax benefits is as follows:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Balance of gross unrecognized tax benefits, beginning of period	$3,454	$4,632
Decrease due to expiration of statute of limitation	(219)	(116)
Settlements and credit expiration	—	(1,049)
Effect of currency translation	—	(13)
Balance of gross unrecognized tax benefits, end of period	$3,235	$3,454

As of January 31, 2023, the Company had $3.2 million of unrecognized tax benefits, a portion of which are classified as long term and included in long-term liabilities on the Company's consolidated balance sheets. The Company recognized interest and penalties related to unrecognized tax benefits in the income tax benefit on the Company's consolidated statements of operations and comprehensive loss. As of January 31, 2023 and 2022, total gross interest accrued was $0.0 million and $0.1 million, respectively. Included in the balance of unrecognized tax benefits as of January 31, 2023 and January 31, 2022 are $0.0 million and $0.1 million, respectively for both of the periods of tax benefits that, if recognized, would affect the effective tax rate.

When accounting for uncertain tax positions, the impact of uncertain tax positions is recognized in the financial statements if they are more likely than not of being sustained upon examination, based on the technical merits of the position. The Company has determined that it has uncertain tax positions as of January 31, 2023 and 2022 that to the extent recognized, are recorded through the consolidated statements of operations and comprehensive loss. The Company does not expect any change to this determination in the next twelve months.

13.
Employee Benefit Plans

The Company sponsors a 401(k) retirement savings plan (the “Plan”) that covers substantially all domestic employees of SeaChange. The Plan allows employees to contribute gross salary through payroll deductions up to the legally mandated limit. Participation in the Plan is available to full-time employees who meet eligibility requirements. As of April 1, 2020, the Company suspended its Plan contribution match as a cost-saving initiative but contributes to various foreign retirement plans for employees outside the U.S. in accordance to each local plan. The Company contributed less than $0.1 million and $0.1 million to various foreign retirement plans for the fiscal years ended January 31, 2023 and 2022, respectively.

14.
Net Loss Per Share

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	For the Fiscal Years Ended January 31,
	2023	2022
	(Amounts in thousands)
Stock options	725	1,263
Restricted and deferred stock units	2,221	1,413
Performance stock units	855	318
	3,801	2,994

15. Subsequent Event

In February 2021, the Company filed a shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which registered an indeterminate number of shares of common stock, preferred stock, Series A Participating Preferred Stock, warrants or right to purchase common stock or preferred stock, and units using a “shelf” registration or continuous offering process. The shelf registration was declared effective on March 16, 2021.

On April 6, 2023, the Company filed with the SEC a post-effective amendment to the shelf Registration Statement on Form S-3 to (i) terminate all offerings under the registration statement and (ii) withdraw and deregister any and all of the securities registered for issuance on the registration statement but remaining unsold as of the date thereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-K. Peter Aquino, our Chief Executive Officer, and Mark Szynkowski, our Chief Financial Officer, Senior Vice President and Treasurer, participated in this evaluation. Based upon that evaluation, Messrs. Aquino and Szynkowski concluded that our disclosure controls and procedures were effective as of January 31, 2023.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on this assessment and those criteria, our management concluded that as of January 31, 2023, our internal control over financial reporting was effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 is incorporated herein by reference to the Company’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) to be filed with the SEC pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is set forth in our 2023 Proxy Statement, and is incorporated herein by reference.

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

2.1##

Agreement and Plan of Merger, dated December 22, 2021, by and between SeaChange International, Inc. and Triller Hold Co LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously file on December 22, 2021 with the SEC and incorporated herein by reference).

2.2

First Amendment, dated as of February 21, 2022, to Agreement and Plan of Merger, dated December 22, 2021, by and between SeaChange International, Inc. and Triller Hold Co LLC (filed as Exhibit 2.2 to the Company’s Annual Report on Form 10-K previously filed April 8, 2022 with the SEC and incorporated herein by reference).

2.3

Second Amendment to Agreement and Plan of Merger, dated April 14, 2022, by and between SeaChange International, Inc. and Triller Hold Co LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K previously filed April 15, 2022 with the SEC and incorporated herein by reference).

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

10.1*

Second Amended and Restated 2011 Compensation and Incentive Plan (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A previously filed on May 26, 2017 with the SEC and incorporated herein by reference).

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

Exhibit No.	Description
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

10.11

Cooperation Agreement, dated February 28, 2019, by and among the Company, Karen Singer and TAR Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 1, 2019 with the SEC and incorporated herein by reference).

10.12

Amendment to Cooperation Agreement, dated August 8, 2019, by and among the Company, Karen Singer and TAR Holdings LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on August 8, 2019 with the SEC and incorporated herein by reference).

10.13#

Sublease Termination Agreement, dated March 21, 2021, by and between Saucony, Inc. and SeaChange International, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on March 25, 2021 with the SEC and incorporated herein by reference).

10.14

Underwriting Agreement, dated March 30, 2021, by and between the Company and Aegis Capital Corp. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K previously filed on April 1, 2021 with the SEC and incorporated herein by reference).

10.15*

Offer Letter, dated September 22, 2021, by and between SeaChange International, Inc. and Peter D. Aquino (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K previously filed on September 27, 2021 with the SEC and incorporated herein by reference).

10.16*

Change-in-Control Severance Agreement, dated September 27, 2021, by and between SeaChange International, Inc. and Peter D. Aquino (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 15, 2021 with the SEC and incorporated herein by reference).

10.16*

Change-in-Control Severance Agreement, dated September 27, 2021, by and between SeaChange International, Inc. and Peter D. Aquino (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q previously filed on December 15, 2021 with the SEC and incorporated herein by reference).

10.17*

Termination Agreement and Release, dated June 13, 2022, by and between SeaChange International, Inc. and Triller Hold Co LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2022 with the SEC and incorporated herein by reference).

Exhibit No.	Description
10.18*

Offer Letter, dated August 3, 2022, by and between SeaChange International, Inc. and Kathleen Mosher (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 9, 2022 with the SEC and incorporated herein by reference).

10.19*

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

10.20*

Managing Director Service Contract dated August 16, 2022 between SEAC Germany GmbH and Christoph Klimmer (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2022 with the SEC and incorporated herein by reference).

10.21*

Supplement to Managing Director Service Contract dated August 16, 2022 between SEAC Germany GmbH and Christoph Klimmer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2022 with the SEC and incorporated herein by reference).

10.22*

Employee Transition Separation Agreement and General Release between SeaChange International, Inc. and Michael Prinn dated August 24, 2022 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 30, 2022 with the SEC and incorporated herein by reference).

10.23*

Offer Letter, dated January 23, 2023, by and between SeaChange International, Inc. and Mark Szynkowski (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2023 with the SEC and incorporated herein by reference).

21.1**	List of Subsidiaries of the Registrant.

24.1**	Power of Attorney (included on signature page).

31.1**	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan.

** Filed herewith.

*** Furnished herewith.

# Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

## Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEACHANGE INTERNATIONAL, INC.

Dated: April 17, 2023	By:	/s/ PETER AQUINO
Peter Aquino
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Aquino and Mark Szynkowski, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ PETER AQUINO	Chief Executive Officer, Chairman and Director	April 17, 2023
Peter Aquino	(Principal Executive Officer)

/s/ MARK SZYNKOWSKI	Chief Financial Officer,	April 17, 2023
Mark Szynkowski	Senior Vice President and Treasurer
(Principal Financial and Accounting Officer)

/s/ DAVID NICOL	Director	April 17, 2023
David Nicol
/s/ STEVEN SINGER	Director	April 17, 2023
Steven Singer /s/ MATTHEW STECKER	Director	April 17, 2023
Matthew Stecker /s/ IGOR VOLSHTEYN	Director	April 17, 2023
Igor Volshteyn