Form 10-Q
period 2023-04-30
SEACHANGE INTERNATIONAL INC
filed 2023-06-12
CIK 1019671

p

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38828

SEACHANGE INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3197974
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

177 Huntington Ave, Ste 1703 PMB 73480, Boston, MA	02115
(Address of principal executive offices)	(Zip Code)

(978) 897-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	SEAC	The Nasdaq Capital Market

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

The number of shares outstanding of the registrant’s Common Stock on June 9, 2023 was 2,584,293 (This number represents post-reverse stock split shares.)

SEACHANGE INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 30,	January 31,
	2023	2023
	(Unaudited)	(Audited)

Assets
Current assets:
Cash and cash equivalents	$13,790	$13,415
Marketable securities, available for sale, fair value	1,409	1,244
Accounts receivable, net of allowances for credit losses	7,362	10,382
Unbilled receivables, net of allowances for credit losses	8,354	7,757
Prepaid expenses and other current assets	2,834	2,314
Total current assets	33,749	35,112
Property and equipment, net	670	713
Operating lease right-of-use assets	1,215	1,360
Unbilled receivables, net of allowances for credit losses	4,659	5,044
Other assets	415	430
Total assets	$40,708	$42,659
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,852	$1,541
Accrued expenses	2,352	3,813
Deferred revenue	5,087	5,172
Total current liabilities	9,291	10,526
Deferred revenue	92	130
Operating lease liabilities	489	691
Taxes payable	98	98
Other liabilities	3	3
Total liabilities	9,973	11,448
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value per share; 100,000,000 shares authorized; 2,533,482 shares issued and 2,524,886 shares outstanding at April 30, 2023; 2,519,319 shares issued and 2,510,723 shares outstanding at January 31, 2023	25	25
Additional paid-in capital	267,481	267,120
Treasury stock, at cost; 8,596 shares at April 30, 2023 and January 31, 2023	(227)	(227)
Accumulated other comprehensive loss	(1,795)	(1,890)
Accumulated deficit	(234,749)	(233,817)
Total stockholders’ equity	30,735	31,211
Total liabilities and stockholders’ equity	$40,708	$42,659

Share information reflects the effect of a 1-for-20 reverse stock split. See Note 1.

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)

(In thousands, except per share data)

	For the Three Months Ended April 30,
	2023	2022
Revenue:
Product	$1,540	$2,826
Service	5,452	3,897
Total revenue	6,992	6,723
Cost of revenue:
Product	971	1,645
Service	1,868	1,858
Total cost of revenue	2,839	3,503
Gross profit	4,153	3,220
Operating expenses:
Research and development	1,797	1,707
Selling and marketing	907	982
General and administrative	2,113	2,286
Severance and restructuring costs	44	165
Transaction costs	98	816
Total operating expenses	4,959	5,956
Loss from operations	(806)	(2,736)
Other income (expense), net	141	(259)
Loss before income taxes	(665)	(2,995)
Income tax provision	(49)	(1)
Net loss	$(714)	$(2,996)
Net loss per share, basic and diluted	$(0.28)	$(1.21)
Weighted average common shares outstanding, basic and diluted	2,521	2,469
Comprehensive loss:
Net loss	$(714)	$(2,996)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	105	(576)
Unrealized losses on marketable securities	(10)	—
Total other comprehensive income (loss)	95	(576)
Comprehensive loss	$(619)	$(3,572)

Share and per share information reflects the effect of a 1-for-20 reverse stock split. See Note 1.

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except number of shares)

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balances at January 31, 2023	2,519,319	$25	$267,120	$(227)	$(1,890)	$(233,817)	$31,211
Cumulative adjustment pursuant to adoption of ASC 326	—	—	—	—	—	(218)	(218)
Issuance of common stock pursuant to vesting of stock units	14,163	—	—	—	—	—	—
Stock-based compensation expense	—	—	361	—	—	—	361
Unrealized losses on marketable securities	—	—	—	—	(10)	—	(10)
Foreign currency translation adjustments	—	—	—	—	105	—	105
Net loss	—	—	—	—	—	(714)	(714)
Balances at April 30, 2023	2,533,482	$25	$267,481	$(227)	$(1,795)	$(234,749)	$30,735

	Common Stock		Additional		Accumulated Other		Total
	Number of Shares	Par Value	Paid-in Capital	Treasury Stock	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balances at January 31, 2022	2,467,380	$25	$266,112	$(227)	$(973)	$(222,413)	$42,524
Issuance of common stock pursuant to vesting of stock units	3,556	—	—	—	—	—	—
Stock-based compensation expense	—	—	284	—	—	—	284
Foreign currency translation adjustments	—	—	—	—	(576)	—	(576)
Net loss	—	—	—	—	—	(2,996)	(2,996)
Balances at April 30, 2022	2,470,936	$25	$266,396	$(227)	$(1,549)	$(225,409)	$39,236

Share information reflects the effect of a 1-for-20 reverse stock split. See Note 1.

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	For the Three Months Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(714)	$(2,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	64	67
Discount accretion and premium amortization on marketable securities	(8)	—
Provision for credit losses	34	88
Stock-based compensation expense	361	284
Realized and unrealized foreign currency transaction loss	84	357
Changes in operating assets and liabilities:
Accounts receivable	3,156	1,351
Unbilled receivables, net	(564)	104
Prepaid expenses and other current assets and other assets	(455)	(359)
Accounts payable	284	(652)
Accrued expenses and other liabilities	(1,572)	79
Deferred revenue	(91)	934
Net cash provided by (used in) operating activities	579	(743)
Cash flows from investing activities:
Purchases of property and equipment	—	(15)
Proceeds from sales of marketable securities	500	—
Purchases of marketable securities	(667)	—
Net cash used in investing activities	(167)	(15)
Effect of exchange rate on cash, cash equivalents and restricted cash	(26)	(328)
Net increase (decrease) in cash, cash equivalents and restricted cash	386	(1,086)
Cash, cash equivalents and restricted cash at beginning of period	13,726	17,856
Cash, cash equivalents and restricted cash at end of period	$14,112	$16,770
Non-cash activities:
Cumulative adjustment to retained earnings pursuant to adoption of ASC 326	$(218)	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SEACHANGE INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
Nature of Business and Basis of Presentation

SeaChange International, Inc. (“SeaChange,” or the “Company”) was incorporated under the laws of the state of Delaware on July 9, 1993. SeaChange is a leading provider of video delivery, advertising, streaming platforms, and emerging Free Ad-Supported Streaming TV services (“FAST”) development. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. SeaChange technology enables operators, broadcasters, and content owners to cost-effectively launch and grow premium linear TV and direct-to-consumer streaming services to manage, curate, and monetize their content. SeaChange helps protect existing and develop new and incremental advertising revenues for traditional linear TV and streaming services with its unique advertising technology. Further, the Company’s products provide customers an opportunity to insert advertising into broadcast and video on demand (“VOD”) content.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”) (“GAAP”). The Company consolidates the financial statements of its wholly owned subsidiaries and all intercompany transactions and account balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the instructions to Quarterly Report on Form 10-Q and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to applicable rules and regulations, although the Company believes the disclosures made are adequate to make the information not misleading. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for a fair presentation. The year-end condensed consolidated balance sheet data as of January 31, 2023 was derived from our audited consolidated financial statements and may not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the entire year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on April 17, 2023.

Liquidity

As of April 30, 2023, the Company had $13.8 million of available cash and cash equivalents and $1.4 million of marketable securities, excluding $0.3 million of restricted cash.

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

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard and Reverse Stock Split

On June 17, 2022, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until December 14, 2022) to regain compliance with the Bid Price Requirement. On December 15, 2022, the Company received written notice from Nasdaq stating that, although the Company had not regained compliance with the Bid Price Requirement by December 14, 2022, in accordance with Nasdaq listing rules, the Company is eligible for an additional 180 calendar day period, or until June 12, 2023 (the “Extended Compliance Date”), to regain compliance with the Bid Price Requirement. Nasdaq’s determination was based on, among other things, (1) the Company’s written notice of its intention to transfer to The Nasdaq Capital Market (the “Capital Market”) (as issuers on The Nasdaq Global Select Market (the “Global Select Market”) are not eligible for an additional 180-day compliance period) and to cure the deficiency by the Extended Compliance Date by effecting a reverse stock split, if necessary, and (2) the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for the Capital Market, with the exception of the Bid Price Requirement. On December 15, 2022, Nasdaq approved the Company’s transfer from the Global Select Market to the Capital Market, a continuous trading market that operates in substantially the same manner as the Global Select Market.

In an effort to regain compliance with the Bid Price Requirement, on April 6, 2023, the Company's board of directors (the “Board”) approved a discretionary reverse stock split of the Company’s common stock in the range of 1-for‑15 shares and 1‑for-25 shares (the “Reverse Stock Split”), subject to stockholder approval at the Company’s annual meeting of stockholders held on May 19, 2023 (the “Annual Meeting”). At the Annual Meeting, the stockholders approved the Reverse Stock Split at a ratio in the range of 1-for-15 to 1-for-25, with such ratio to be determined at the discretion of the Board. On May 19, 2023, the Board approved a reverse stock split of 1-for-20 to also be effective as of May 19, 2023. As a result of the Reverse Stock Split, every 20 shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Instead, any fractional shares of Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share. The Certificate of Amendment did not amend the number of authorized shares of common stock, which remained unchanged at 100,000,000 shares. The common stock began trading on a post-split basis on Nasdaq as of the open of trading on May 23, 2023.

Proportionate adjustments were made to the exercise price and number of shares issuable upon the exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance stock units (“PSUs”) under the Company’s equity incentive plans.

All references to common stock, equity-based common stock awards and all share and per share data contained in this Quarterly Report on Form 10-Q (this “Form 10-Q”) have been adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

From the May 23, 2023 date that the Company's common stock began trading on a post-split basis on Nasdaq, the Company has maintained a minimum bid price of $1.00 per common share in excess of 10 consecutive business days as required under the Bid Price Requirement, and, on June 7, 2023, Nasdaq notified the Company that it had regained compliance with the Bid Price Requirement.

Merger Agreement and Subsequent Termination

In December 2021, the Company and Triller Hold Co LLC, a Delaware limited liability company (“Triller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Triller planned to merge with and into SeaChange, with the separate existence of Triller ceasing, and SeaChange continuing as the surviving corporation.

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

2.
Significant Accounting Policies

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, those related to revenue recognition, allowance for credit losses, management’s going concern assessment, accounting for income taxes, and the valuation of stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or relevant factors that are believed to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ materially from those estimates or assumptions.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash on hand and on deposit and highly liquid investments in treasury bills with remaining maturities at the date of purchase of 90 days or less. All cash equivalents are carried at cost, which approximates fair value. Restricted cash represents cash that is restricted as to withdrawal or usage and consists primarily of cash held as collateral in relation to obligations set forth by the landlord of our facility in Poland.

The following table provides a summary of (i) cash and cash equivalents and (ii) restricted cash in the condensed consolidated statements of cash flows as of the periods presented:

	As of April 30,
	2023	2022
	(Amounts in thousands)
Cash and cash equivalents	$13,790	$16,465
Restricted cash	322	305
Total cash, cash equivalents and restricted cash	$14,112	$16,770

	As of January 31,
	2023	2022
	(Amounts in thousands)
Cash and cash equivalents	$13,415	$17,528
Restricted cash	311	328
Total cash, cash equivalents and restricted cash	$13,726	$17,856

Restricted cash is included as a component of other assets in the condensed consolidated balance sheets.

Marketable Securities

The Company’s investments, consisting of debt securities, are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value determined to be other than temporary are based on the specific identification method and are included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The Company assesses its available-for-sale debt securities under the available-for-sale debt security impairment model in ASC 326 as of each reporting date in order to determine if a portion of any decline in fair value below carrying value recognized on its available-for-sale debt securities is the result of a credit loss. The Company records credit losses in the condensed consolidated statements of operations and comprehensive loss as credit loss expense within other expense, net, which is limited to the difference between the fair value and the amortized cost of the marketable security. To date, the Company has not recorded any credit losses on its available-for-sale debt securities.

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

Accounts Receivable, Unbilled Receivables, and Allowance for Credit Losses

Trade accounts receivable are recorded at invoiced amounts, net of allowance for credit losses, if applicable, and are unsecured and do not bear interest. Unbilled receivables are derived from the allocation of contract consideration for products and services, such as software licenses, which is recognized when such products and services are transferred to the customer. Payment for unbilled receivables is received over the contract term, which typically ranges between one and five years. Unbilled receivables are presented net of allowances for credit losses.

The allowance for credit losses is based on the probability of future collection under the current expect credited loss (“CECL”) impairment model under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Assets, which was adopted by the Company on February 1, 2023, as discussed below within Recently Adopted Accounting Pronouncements. Under the CECL impairment model, the Company determines its allowance by applying a loss-rate method based on an aging schedule using the Company’s historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends or other factors including customers’ credit risk and historical loss experience. The adequacy of the allowance is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries are credited to the allowance. Changes in the allowance are recorded as adjustments to the provision for credit losses in the period incurred.

Prior to February 1, 2023, trade and unbilled receivables were presented net of allowance for credit losses based on the credit risk of specific clients, past collection history, and management’s evaluation of other risks. Subsequent to February 1, 2023, under the CECL impairment model, expected credit losses stemming from unbilled receivables expected to be billed between one to five years from each balance sheet are estimated based on factors such as projected inflation, projected decreases in GDP, and projected unemployment, which include additional risk premiums based on the lengths of contracts.

Concentration of Credit Risk and of Significant Customers

Financial instruments which potentially expose the Company to concentrations of credit risk include cash, cash equivalents, restricted cash, marketable securities and accounts receivable. The Company has cash investment policies which, among other things, limit investments to investment-grade securities. The Company restricts its cash equivalents and marketable securities to repurchase agreements with major banks and U.S. government and corporate securities which are subject to credit and market risk, and are currently protected by limits offered through the Securities Investor Protection Corporation. The Company performs ongoing credit evaluations of the Company’s customers.

On March 10, 2023, one of the financial institutions that the Company has accounts, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the "FDIC") as receiver. To protect depositors, the FDIC transferred all deposits and substantially all of the assets of SVB to a receivership bank to be operated by FDIC as it markets the institution to potential bidders. In addition, the FDIC ultimately guaranteed all of our deposits formerly held with SVB. At the time of the SVB closure, the Company had funds deposited with SVB in various domestic and foreign accounts totaling approximately $5.0 million. On March 13, 2023, the receivership bank opened, and the Company had access to its accounts and has since transferred $5.0 million to other financial institutions.

The Company sells its software products and services worldwide primarily to service providers consisting of operators, telecommunications companies, satellite operators and broadcasters. A single customer accounted for 14% and 26% of total revenue for the three months ended April 30, 2023 and 2022, respectively, and a single customer accounted for 22% and 21% of the combined accounts receivable, net and unbilled receivables, net balance as of April 30, 2023 and January 31, 2023, respectively.

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

Recognize revenue as the performance obligations are satisfied

The Company’s contracts may contain multiple performance obligations with differing revenue recognition patterns. Revenue is recognized when or as control of the promised goods or services is transferred to customers. The Company’s software licenses may be perpetual, whereby the customer receives rights to use the software for an indefinite time period, or the license may be for a specified term. Transfer of the license and revenue recognition, including minimum guaranteed license royalties, occurs at the point in time the customer has the ability to download, use or access the software. Variable license royalties contingent on customer sales of products are recognized when the subsequent sales occur and the contingency is resolved. The Company’s customers may also contract for a Software as a Service (“SaaS”) offering whereby the customer only has a right to access the Company’s software for a defined term. SaaS licenses are recognized ratably over the subscription period beginning on the date the license is made available to customers.

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

The Company also provides SaaS offerings, combining access to the Company’s software platform with support services (inclusive of technical support and unspecified upgrades and bug fixes). The SaaS offering and support services are stand-ready obligations with the same pattern of transfer of control. SaaS offerings do not include the right for the customer to take possession of the software during the contract term. Typically, SaaS offerings include one distinct performance obligation, satisfied over time, with revenue recognized ratably over the contract term as the customer consumes the services. Services revenue is comprised of software license implementation, engineering, training and reimbursable expenses. Services are sold on both a standalone basis and as part of the Company’s customer contracts. The Company has concluded these services are typically distinct performance obligations. For implementation, engineering and training services, revenue is recognized on an input method as hours are incurred and services are provided compared to total estimated hours. The Company estimates the SSP for fixed price services based on estimated hours adjusted for historical experience using the time and materials rates charged in standalone service arrangements. When sold on a time and materials basis, SSP for services is determined by observable prices in standalone service arrangements. Certain engineering services sold with support contracts are not distinct in the context of the contract and those services are bundled with other distinct services to form a single stand-ready performance obligation which is recognized ratably over the relevant service period.

The Company has utilized the cost-plus margin method to determine the SSP for software support services offerings and hardware sales when observable standalone pricing for support service offerings are not readily available. When support services are sold on an “a-la-carte” basis with the Company’s software offerings, the Company typically determines the SSP of these support services based on this pricing relationship and observable data from standalone sales of support contracts. The expected cost-plus margin for hardware is based on the cost of the hardware from third parties, plus a reasonable markup that the Company believes is reflective of a market-based reseller margin.

Some contracts have payment terms that differ from the timing of revenue recognition, which requires the Company to assess whether the transaction price for those contracts includes a significant financing component. The Company has elected the practical expedient that permits an entity to not adjust for the effects of a significant financing component if the Company expects that at the contract inception, the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service, will be one year or less. For those contracts in which the period exceeds the one-year threshold, this assessment, as well as the quantitative estimate of the financing component and its relative significance, requires judgment. The Company estimates the significant financing component provided to its customers with extended payment terms by determining the present value of the future payments by applying an average standard industry discount rate that reflects the customer’s creditworthiness.

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

Contract Balances

When either party to a contract has performed, an entity shall present the contract in the statement of financial position as a contract asset or a contract liability, depending on the relationship between the entity’s performance and the customer’s payment. An entity shall present any unconditional rights to consideration separately as a receivable. Contract liabilities, which consist primarily of deferred revenue as of April 30, 2023 and January 31, 2023, are classified as current liabilities if expected to be invoiced or recognized within the next year. There were no contract assets as of April 30, 2023 and January 31, 2023.

Costs to Obtain and Fulfill a Contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company has determined that commissions and special incentive payments (“Spiffs”) for hardware and software maintenance and support and professional services paid under the Company’s sales incentive programs meet the requirements to be capitalized under ASC 340-40. Costs to obtain a contract are amortized as selling and marketing expense over the expected period of benefit in a manner that is consistent with the transfer of the related goods or services to which the asset relates. Significant judgments made in determining the amount of costs capitalized include whether the commissions are in fact incremental and would not have occurred absent the customer contract and the estimate of the amortization period. The commissions and Spiffs related to professional services are amortized over time as work is completed. The commissions and Spiffs for hardware and software maintenance are amortized over the life of the contract. These costs are periodically reviewed for impairment. The Company determined that no impairment of these assets existed as of January 31, 2023 or 2022. The Company has elected to apply the practical expedient and recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. Total deferred capitalized commission costs were $144 thousand and $162 thousand as of April 30, 2023 and January 31, 2023, respectively. Current deferred capitalized commission costs are included in prepaid expense and other current assets in the Company’s condensed consolidated balance sheets and non-current deferred capitalized commission costs are included in other assets in the Company’s condensed consolidated balance sheets. Capitalized commissions expensed during the three months ended April 30, 2023 and 2022 were $18 thousand and $37 thousand, respectively, and are included in the condensed consolidated statement of operations and comprehensive loss.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of unrestricted common shares outstanding during the period.

Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of unrestricted common shares outstanding during the period and the weighted average number of potential common shares from the assumed exercise of stock options and the vesting of shares of RSUs , DSUs , and PSUs using the “treasury stock” method when the effect is not anti-dilutive. For periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share.

The number of common shares used in the computation of diluted net loss per share for the periods presented does not include the effect of the following potentially outstanding common shares because the effect would have been antidilutive:

	For the Three Months Ended April 30,
	2023	2022
	(Amounts in thousands)
Stock options	33	61
RSUs and DSUs	98	61
PSUs	42	15
	173	137

Recently Adopted Accounting Pronouncement

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

The amendments are effective on February 1, 2023 for the Company, and must be applied using a modified retrospective approach with a cumulative-effect adjustment through retained earnings as of the beginning of the fiscal year upon adoption as required. While the standard modifies the measurement of the allowance for credit losses, it does not alter the credit risk of our trade or unbilled receivables. The Company adopted ASU No. 2016-13 using an estimated expected credit losses using the historical loss rate method for its trade accounts receivable and unbilled receivables as of January 31, 2023, with additional risk premiums for unbilled receivables expected to be billed after January 31, 2024 (one year after the adoption date). The adoption of the standard resulted in a cumulative beginning of year retained earnings adjustment of $0.2 million.

Under the CECL impairment model, the Company develops and documents its allowance for credit losses on its trade and unbilled receivables based on four portfolio segments by customer geographic location: North America, Latin America, Europe, and Other. The determination of portfolio segments is based primarily on the qualitative consideration of the credit risks driven by macroeconomic and geopolitical factors affecting customers in these geographic locations.

Our quantitative allowance for credit loss estimates under CECL was determined using the loss rate method, which is impacted by certain forecasted economic factors. In addition to our quantitative allowance for credit losses, we also incorporate qualitative adjustments that may relate to unique risks, changes in current economic conditions that may not be reflected in quantitatively derived results, or other relevant factors to further inform our estimate of the allowance for credit losses.

Additionally, due to the expansion of the time horizon over which we are required to estimate future credit losses, we may experience increased volatility in our future provisions for credit losses. Factors that could contribute to such volatility include, but are not limited to, changes in the composition and credit quality of customer base, economic conditions and forecasts, the allowance for credit loss models that are used, the data that is included in the models, the associated qualitative allowance framework, and our estimation techniques.

3.
Condensed Consolidated Balance Sheet Detail

Accrued Expenses

Accrued expenses consisted of the following:

	As of
	April 30, 2023	January 31, 2023
	(Amounts in thousands)
Accrued employee compensation and benefits	$686	$1,603
Accrued professional fees	43	77
Sales tax and VAT payable	92	82
Current obligation - right of use operating leases	726	713
Accrued other	805	1,338
Total accrued expenses	$2,352	$3,813

4.
Fair Value Measurements

The Company accounts for certain financial assets at fair value on a recurring basis. The following table presents information about the Company’s financial assets that are measured at fair value as of April 30, 2023 and January 31, 2023, and indicate the level within the fair value hierarchy where each measurement is classified.

	As of April 30, 2023
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Assets:
Cash equivalents	$2,399	$2,399	$—	$—
Marketable securities:
Corporate bonds	1,409	1,409	—	—
	$3,808	$3,808	$—	$—

	As of January 31, 2023
	Total	Level 1	Level 2	Level 3
	(Amounts in thousands)
Assets:
Cash equivalents	$2,389	$2,389	$—	$—
Marketable securities:
Corporate bonds	1,244	1,244	—	—
	$3,633	$3,633	$—	$—

Cash equivalents at April 30, 2023 and January 31, 2023 consisted of $2.4 million, in each period presented, of U.S. Treasury Securities with a maturity date of three months or less, respectively. During the periods presented above, no assets were transferred between the fair value hierarchy categories. The Company had no liabilities measured at fair value on a recurring basis at April 30, 2023 or January 31, 2023.

The following table summarizes the Company’s investments in marketable securities, classified as available-for-sale as of April 30, 2023 and January 31, 2023:

	As of April 30, 2023
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(Amounts in thousands)
Corporate bonds	1,444	(35)	1,409
	$1,444	$(35)	$1,409

	As of January 31, 2023
	Amortized Cost	Gross Unrealized Loss	Fair Value
	(Amounts in thousands)
Corporate bonds	1,269	(25)	1,244
	$1,269	$(25)	$1,244

The amortized cost and fair values of the above referenced debt and fixed-maturity securities as of April 30, 2023 are shown by contractual maturity in the table below. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Amounts in thousands)
Due within one year through three years	$3,360	$3,358
Due after three years through five years	483	450
Due after five years	—	—
	$3,843	$3,808

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the Company’s assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. As of April 30, 2023 there are no current pending legal proceedings, in the opinion of management, that would have a material adverse effect on the Company’s financial position, results from operations or cash flow.

The Company is currently under audit from a third-party software partner regarding licenses embedded on hardware supplied by the Company during the implementation of its software solutions. The preliminary third-party software partner's audit results have shown that a number of licenses have lapsed from support. However, the Company has evaluated this matter and has determined that the ultimate outcome is not currently estimable or determinable and is actively pursuing a solution that is acceptable for both parties.

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

6.
Operating Leases

The Company has operating leases for facilities expiring at various dates through 2025.

The components of lease expense included in the condensed consolidated statements of operations and comprehensive loss are as follows:

	For the Three Months Ended April 30,
	2023	2022
	(Amounts in thousands)
Operating lease cost	$110	$143
Short-term lease cost, net	3	4
Total lease cost	$113	$147

Supplemental balance sheet information related to the Company’s operating leases was as follows:

	As of April 30, 2023	As of January 31, 2023
	(Amounts in thousands)
Operating lease right-of-use assets	$1,215	$1,360

Current portion, operating lease liabilities	726	713
Operating lease liabilities, long term	489	691
Total operating lease liabilities	$1,215	$1,404

Weighted average remaining lease term (years)	1.8	2.0
Weighted average incremental borrowing rate	5.0%	5.0%

Supplemental cash flow information related to the Company’s leases was as follows:

	For the Three Months Ended April 30,
	2023	2022
	(Amounts in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$110	$143

The current portion, operating lease liabilities is included as a component of accrued expenses in the condensed consolidated balance sheets.

Future minimum lease payments for operating leases, with initial or remaining terms in excess of one year as of April 30, 2023 are as follows:

Payments for Operating Leases
For the Fiscal Years Ended January 31,	(Amounts in thousands)
2024	$557
2025	765
Total lease payments	1,322
Less interest	107
Total operating lease liabilities	$1,215

7.
Severance and Restructuring Costs

Severance and restructuring costs for the three months ended April 30, 2022 consisted of Board and employee-related termination benefits in the amount of $0.2 million. There were less than $0.1 million severance and restructuring costs for the three months ended April 30, 2023.

8.
Stockholders’ Equity

Preferred Stock Authorization

The Board is authorized to issue from time to time up to an aggregate of 5,000,000 shares of preferred stock, in one or more series. Each such series of preferred stock shall have the number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges to be determined by the Board, including dividend rights, voting rights, redemption rights and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. No preferred stock has been issued as of April 30, 2023.

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

Following Board approval and recommendation, on August 5, 2022 the Company’s stockholders voted in favor of changes to the 2021 Plan (the “Amended and Restated 2021 Plan”). The purpose of the Amended and Restated 2021 Plan is to provide equity and cash incentives to the employees of the Company in order to attract, motivate and retain qualified employees. Changes made to the Amended and Restated 2021 Plan include the addition of 150,000 new shares authorized for issuance under the Amended and Restated 2021 Plan and the inclusion of additional methods to satisfy the tax obligations that arise for granted equity awards. The number of shares authorized for issuance under the Amended and Restated 2021 Plan at April 30, 2023 is 394,844, including 119,844 shares awarded under the 2011 Plan that may become available for issuance under the 2021 Plan due to the expiration, termination, surrender, or forfeiture of such outstanding awards. As of April 30, 2023, there were 135,580 shares available for future grants.

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

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (the “ESPP”), six-month offering periods begin on October 1 and April 1 of each year during which eligible employees may elect to purchase shares of common stock according to the terms of the offering. On each purchase date, eligible employees can purchase stock at a price per share equal to 85% of the closing price of the Company’s common stock on the exercise date, but no less than par value. The maximum number of shares of the Company’s common stock authorized for sale under the ESPP is 57,500 shares, of which 53,751 remain available under the ESPP as of April 30, 2023. There were no shares purchased under the ESPP during the three months ended April 30, 2023 and 2022 as the Company suspended the ESPP as of April 1, 2020 and is still evaluating when the suspension will be lifted, if at all.

Award Activity

In the three months ended April 30, 2023, the Company granted 9,170 RSU awards at a grant date weighted average fair value of $8.73 per share and 3,000 PSU awards at a grant date weighted average fair value of $4.60 per share. In the three months ended April 30, 2023, 14,773 RSU awards and 1,250 PSU awards were released, with 1,861 RSU shares exchanged to pay employee tax withholdings, pursuant to the terms of the RSU agreements. There were 2,708 option awards, 3,250 RSU awards and 3,000 PSU awards canceled in the three months ended April 30, 2023.

The PSUs granted in fiscal year 2023 and 2024 represent market-based awards to certain officers in connection with their appointment. The PSUs will vest on the attainment of a closing share price of $50.00 that is held for twenty consecutive trading days within three years from the grant date. In the event of a change in control of the Company, the vesting of the PSUs is based on the employee’s time of service from the grant date.

Stock-Based Compensation

The Company recognized stock-based compensation expense within the condensed consolidated statements of operations and comprehensive loss as follows:

	For the Three Months Ended April 30,
	2023	2022
	(Amounts in thousands)
Cost of revenue, service	$3	$8
Research and development	13	6
Selling and marketing	81	11
General and administrative	264	259
	$361	$284

As of April 30, 2023, unrecognized stock-based compensation expense related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted average period of 1.2 years. As of April 30, 2023, unrecognized stock-based compensation expense related to unvested RSU awards and DSU awards was approximately $0.7 million, which is expected to be recognized over weighted average amortization periods of 1.4 years. Additionally, as of April 30, 2023, unrecognized stock-based compensation expense related to unvested PSU awards was $0.1 million, which is expected to be recognized over a weighted average amortization period of 1.2 years.

9.
Accounts Receivables, Unbilled Receivables, Allowance for Credit Losses and Contract Liabilities

Receivables

The following table summarizes the Company’s accounts receivable, net and unbilled receivables, net:

	As of April 30, 2023	As of January 31, 2023
	(Amounts in thousands)
Accounts receivable, net	$7,362	$10,382
Unbilled receivables, net - current	8,354	7,757
Unbilled receivables, net - long-term	4,659	5,044
	$20,375	$23,183

As of April 30, 2023 and January 31, 2023, the allowance for credit losses on current accounts receivable was $0.6 million and $0.8 million, respectively. As of April 30, 2023, the allowance for credit losses on current unbilled receivables was $0.4 million and $0.2 million on long-term unbilled receivables. As of January 31, 2023, the allowance for credit losses on current unbilled receivables was $0.2 million, and there was no allowance for credit losses provided for long-term unbilled receivables.

Unbilled Receivables, Net

Unbilled receivables, net consist of amounts recognized as revenue as performance obligations were transferred to customers for which the Company does not currently have the right to invoice. Unbilled receivables, net are primarily derived from the allocation of contract consideration to products and services, such as software licenses, recognized at the point of time transferred when the payment of such consideration is contingent on transferring support and maintenance services over the subsequent period which is frequently one to three years. There were no impairment losses recognized during the three months ended April 30, 2023 or 2022.

Unbilled receivables, net are expected to be billed in the future as follows (amounts in thousands, except percentage amounts):

	As of April 30,
	2023	Percentage
1 year or less	$8,354	64%
1-2 years	2,280	18%
2-5 years	2,379	18%
Total unbilled receivables, net	$13,013	100%

Allowance for Credit Losses

The following table summarizes the Company’s allowance for credit losses for the three months ended April 30, 2023:

	Trade Accounts Receivable	Unbilled Receivables	Total Receivables
	(Amounts in thousands)
Balance as of February 1, 2023	$841	$168	$1,009
Impact of CECL adoption	(151)	369	218
Adjustment to allowance for expected credit losses	1	33	34
Write-offs charged against allowance	(111)	—	(111)
Balance as of April 30, 2023	$580	$570	$1,150

Contract Liabilities

Contract liabilities consist of deferred revenue and customer deposits that arise when amounts are billed to or collected from customers in advance of revenue recognition. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as deferred revenue, long-term. The change in deferred revenue as of April 30, 2023 is due to new billings in advance of revenue recognition offset by revenue recognized during the period.

	Deferred Revenue
	Current	Long-Term
	(Amounts in thousands)
Balance as of January 31, 2023	$5,172	$130
Decrease, net	(85)	(38)
Balance as of April 30, 2023	$5,087	$92

The Company recognized $2.0 million of revenue that was included in deferred revenue at the beginning of the period, offset by an additional $1.9 million of new contract liabilities for the three months ended April 30, 2023.

Remaining Performance Obligations

The aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied or are partially satisfied as of April 30, 2023 is $20.5 million and consists primarily of undelivered software, service, and support obligations. This amount in part includes amounts billed for undelivered services that are included in deferred revenue reported on the condensed consolidated balance sheets. The Company expects to recognize $13.8 million as revenue within one year, an additional $3.8 million in the following year, and the remaining revenue thereafter. The Company expects to recognize substantially all of the remaining performance obligations by the second quarter of fiscal 2029. Revenue recognized for the three months ended April 30, 2023 related to remaining performance obligations as of the previous fiscal year ended January 31, 2023 was $4.0 million.

10.
Disaggregated Revenue and Geographic Information

Disaggregated Revenue

The following table disaggregates revenue by revenue stream:

	For the Three Months Ended April 30,
	2023	2022
	(Amounts in thousands)
Product revenue:
License	$1,072	$1,222
Hardware	468	1,604
Total product revenue	1,540	2,826
Service revenue:
Maintenance and support	3,091	2,939
Professional services and other	2,361	958
Total service revenue	5,452	3,897
Total revenue	$6,992	$6,723

The following table disaggregates revenue by timing of transfer of goods or services:

	For the Three Months Ended April 30,
	2023	2022
	(Amounts in thousands)
Transferred at a point in time
Product revenue	$841	$2,250
Transferred over time(1)
Product revenue	699	576
Service revenue	5,452	3,897
Total revenue	$6,992	$6,723

(1) Comprised of SaaS, hosting, support contracts, and professional services.

Geographic Information

The following summarizes revenue by customers’ geographic locations:

	For the Three Months Ended April 30,
	2023	%	2022	%
	(Amounts in thousands, except percentages)
Revenue by customers’ geographic locations:
North America(1)	$4,076	58%	$4,328	64%
Europe and Middle East	1,890	28%	1,393	21%
Latin America	725	10%	761	11%
Asia Pacific	301	4%	241	4%
Total revenue	$6,992		$6,723

(1) Includes total revenue for the U.S. for the periods shown as follows:

	For the Three Months Ended April 30,
	2023	2022
	(Amounts in thousands, except percentages)
U.S. Revenue	$3,888	$3,874
% of total revenue	56%	58%

The following summarizes long-lived assets by geographic locations:

	As of April 30, 2023%		As of January 31, 2023%
	(Amounts in thousands, except percentages)
Long-lived assets by geographic locations:
North America	$6,039	87%	$6,553	86%
Europe and Middle East	889	12%	963	13%
Asia Pacific	31	1%	31	1%
Total long-lived assets by geographic location	$6,959		$7,547

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

The Company recorded an income tax provision of less than $0.1 million for each of the three months ended April 30, 2023 and 2022. The Company’s effective tax rate in fiscal 2024, and in future periods, may fluctuate on a quarterly basis as a result of changes in jurisdictional forecasts where losses cannot be benefitted due to the existence of valuation allowances on deferred tax assets, changes in actual results versus estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

The Company reviews all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as its ability to generate income in future periods. As of April 30, 2023, due to the uncertainty related to the ultimate use of certain deferred income tax assets, we have recorded a valuation allowance on certain deferred assets.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. As of April 30, 2023, the Company is subject to U.S. Federal income tax examinations and other jurisdictions for the years 2016 through 2022. However, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as federal research and development credit carryovers.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Form 10-Q contains or incorporates forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and such statements involve risks and uncertainties. The following information should be read in conjunction with the condensed consolidated financial information and the notes thereto included in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Actual events or results may differ materially due to competitive factors and other factors referred to in Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on April 17, 2023 (the “Form 10-K”), for our fiscal year ended January 31, 2023 and elsewhere in this Form 10-Q. These factors may cause our actual results to differ materially from any forward-looking statement. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs and assumptions. We undertake no obligation to publicly update or revise the statements in light of future developments. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.

Business Overview

SeaChange International, Inc. (“SeaChange,” the “Company,” “we,” or similar terms), incorporated under the laws of the State of Delaware on July 9, 1993, is a leading provider of video delivery, advertising, streaming platforms, and emerging FAST development. Our software products and services facilitate the aggregation, licensing, management and distribution of video and advertising content for service providers, telecommunications companies, satellite operators, broadcasters and other content providers. SeaChange technology enables operators, broadcasters, and content owners to cost-effectively launch and grow premium linear TV and direct-to-consumer streaming services to manage, curate, and monetize their content. SeaChange helps protect existing and develop new and incremental advertising revenues for traditional linear TV and streaming services with its unique advertising technology. Further, the Company’s products provide customers an opportunity to insert advertising into broadcast and VOD content. We sell our software products and services worldwide, primarily to service providers including: operators, such as VIDAA USA Inc., Liberty Global, plc., Altice NV, Cox Communications, Inc. and Rogers Communications, Inc.; telecommunications companies, such as Verizon Communications, Inc., and Frontier Communications Corporation; satellite operators such as DirecTV and Dish Network Corporation; and broadcasters.

Our software products and services are designed to empower video providers to create, manage and monetize the increasingly personalized, highly engaging experiences that viewers demand. Using our products and services, we believe customers can increase revenue by offering services such as VOD programming on a variety of consumer devices, including televisions, smart phones, PCs, tablets and over-the-top streaming players. Our solutions enable service providers to offer other interactive television services that allow subscribers to receive personalized services and interact with their video devices, thereby enhancing their viewing experience. Our products also allow our customers to insert advertising into broadcast and VOD content.

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

Merger Agreement and Subsequent Termination

In December 2021, the Company and Triller, entered into the Merger Agreement pursuant to which Triller planned to merge with and into SeaChange, with the separate existence of Triller ceasing, and SeaChange continuing as the surviving corporation.

On June 13, 2022, SeaChange and Triller entered into the Termination Agreement pursuant to which SeaChange and Triller mutually agreed to terminate the Merger Agreement. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee to the other in connection with the terminated transactions. The Termination Agreement also contains mutual releases, whereby each party released the other from any claims of liability relating to the transactions contemplated by the Merger Agreement. Transaction costs related to the transactions contemplated by the Merger Agreement and charged to the condensed consolidated statements of operations and comprehensive loss amounted to approximately $1.2 million and $1.5 million for the years ended January 31, 2023 and 2022, respectively.

Results of Operations

The following discussion summarizes the key factors our management believes are necessary for an understanding of our condensed consolidated financial statements as of and for the three months ended April 30, 2023 and 2022.

Revenue and Gross Profit

The components of our total revenue and gross profit are described in the following table:

	For the Three Months Ended April 30,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Revenue:
Product revenue:
License	$1,072	$1,222	$(150)	(12.3%)
Hardware	468	1,604	(1,136)	(70.8%)
Total product revenue	1,540	2,826	(1,286)	(45.5%)
Service revenue:
Maintenance and support	3,091	2,939	152	5.2%
Professional services and other	2,361	958	1,403	146.5%
Total service revenue	5,452	3,897	1,555	39.9%
Total revenue	6,992	6,723	269	4.0%
Cost of product revenue	971	1,645	(674)	(41.0%)
Cost of service revenue	1,868	1,858	10	0.5%
Total cost of revenue	2,839	3,503	(664)	(19.0%)
Gross profit	$4,153	$3,220	$933	29.0%
Product gross profit margin	36.9%	41.8%		(4.9%)
Service gross profit margin	65.7%	52.3%		13.4%
Gross profit margin	59.4%	47.9%		11.5%

One customer individually accounted for 14% of total revenue for the three months ended April 30, 2023 and one customer accounted for 26% of total revenue for the three months ended April 30, 2022.

International revenue accounted for 44% and 42% of total revenue in each of the three months ended April 30, 2023 and 2022, respectively. The increase in international sales as a percentage of total revenue for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 is primarily attributable to an increase in international revenue of $0.3 million, due to an increase in services revenue of $0.4 million, partially offset by a reduction in product revenue of $0.1 million.

Product Revenue

Product revenue consists of software, both licenses and subscriptions, and third-party hardware and software revenue. In transactions that include hardware and software not provided by SeaChange, the goods are purchased from a third-party provider, and we record revenue and cost of goods sold on a gross basis. Product revenue decreased by $1.3 million for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily due to the delivery of third-party products, which included a large one-time customer delivery during the three months ended April 30, 2022 that did not recur for the three months ended April 30, 2023.

Service Revenue

Service revenue consists of maintenance and support and professional services and other. Service revenue increased by $1.6 million for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022, respectively. The increase in the three months ended April 30, 2023 is primarily due to an increase in professional services revenue, driven by customer demand for project work and leading to increased customer utilization of the professional services team. Additionally, maintenance and support revenue had an increase related to the renewal of maintenance contracts at higher rates for market increases.

Gross Profit and Margin

Cost of revenue consisted primarily of the cost of resold third-party products and services, purchased components and subassemblies, labor and overhead, testing and implementation, and ongoing maintenance of complete systems.

Our gross profit margin increased 12% for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022, reflecting an increased professional services margin, driven primarily by increased demand in professional services and a dedicated, fully-utilized team for one significant customer. Service gross profit margin increased 13% for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022, primarily due to an increase in demand for professional services resulting in higher utilization of the professional services team, while associated costs were reduced by nearly $0.5 million related to headcount attrition, incentive compensation and lower third-party costs were offset by $0.5 million increase in contract labor and related contractor expenses primarily required for a single significant customer. Product gross profit margin decreased by 5% for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022, primarily due to sales of lower margin third-party products at a lower margin than the previous year, which included a large one-time customer delivery.

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

	For the Three Months Ended April 30,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Research and development expenses	$1,797	$1,707	$90	5.3%
% of total revenue	25.7%	25.4%

Research and development expenses increased by $0.1 million for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022. The increase in research and development expenses for the three months ended April 30, 2023 was primarily due to a $0.1 million increase in salaries and compensation for new hires.

Selling and Marketing

Selling and marketing expenses consist of salaries and related costs, including stock-based compensation for personnel engaged in selling and marketing functions, commissions, travel expenses, certain promotional expenses and an allocation of related facility expenses. The following table provides information regarding the change in selling and marketing expenses during the periods presented:

	For the Three Months Ended April 30,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Selling and marketing expenses	$907	$982	$(75)	(7.6%)
% of total revenue	13.0%	14.6%

Selling and marketing expenses decreased by $0.1 million for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. Although costs remained relatively consistent, the decreases in selling and marketing expenses for the three months ended April 30, 2023 were primarily attributable to a reduction in contract labor of about $0.1 million.

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

	For the Three Months Ended April 30,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
General and administrative expenses	$2,113	$2,286	$(173)	(7.6%)
% of total revenue	30.2%	34.0%

General and administrative expenses decreased by $0.2 million for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022. The decrease in general and administrative expenses for the three months ended April 30, 2023 was primarily attributable to a $0.1 million reduction in provision for credit losses and a $0.2 million reduction in professional fees related to reduced audit fees and the transition of our contracted third-party accounting resourcing program offset by a $0.1 million increase in salaries for new internal staff hires to perform accounting services in-house.

Severance and Restructuring Costs

Severance consists of employee-related termination benefits and other severance costs not related to a restructuring plan. Restructuring consists of employee-related termination benefits and facility closure costs. The following table provides information regarding the change in severance and restructuring costs during the periods presented:

	For the Three Months Ended April 30,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Severance and restructuring costs	$44	$165	$(121)	(73.3%)
% of total revenue	0.6%	2.5%

Severance and restructuring costs decreased by $0.1 million for the three months ended April 30, 2023, as compared to the three months ended April 30, 2022. Severance costs consisted of employee-related termination benefits.

Transaction Costs

Transaction costs related to merger and acquisition activity were $0.1 million for the three months ended April 30, 2023, compared to fees related to the terminated Merger Agreement of $0.8 million for three months ended April 30, 2022. Transaction costs include third-party direct costs such as legal, accounting, and other professional fees.

Other Income (Expense), Net

The table below provides detail regarding our other income (expense), net:

	For the Three Months Ended April 30,		Change
	2023	2022	$	%
	(Amounts in thousands, except for percentage data)
Interest income, net	$217	$75	$142	189.3%
Foreign exchange loss, net	(91)	(357)	266	(74.5%)
Miscellaneous income, net	15	23	(8)	(34.8%)
	141	$(259)	$400

Interest income consists of interest received from our bank accounts and our investments in U.S. Treasury Securities and corporate bonds. Our foreign exchange loss, net is primarily due to the revaluation of intercompany notes.

Income Tax Provision

We recorded income tax provision of less than $0.1 million for the three months ended April 30, 2023 and 2022. Our effective tax rate in fiscal 2023 and in future periods may fluctuate on a quarterly basis as a result of changes in our jurisdictional forecasts where losses cannot be benefited due to the existence of valuation allowances on our deferred tax assets, changes in actual results versus our estimates, or changes in tax laws, regulations, accounting principles or interpretations thereof.

We review all available evidence to evaluate the recovery of deferred tax assets, including the recent history of losses in all tax jurisdictions, as well as our ability to generate income in future periods. As of April 30, 2023, due to the uncertainty related to the ultimate use of deferred income tax assets, we have recorded a valuation allowance on these deferred assets.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. As of April 30, 2023, the Company is subject to U.S. Federal income tax examinations and other jurisdictions for the years 2016 through 2022. However, the taxing authorities will still have the ability to review the propriety of certain tax attributes created in closed years if such tax attributes are utilized in an open tax year, such as our federal research and development credit carryovers.

Liquidity and Capital Resources

The following table includes key line items of our condensed consolidated statements of cash flows:

	For the Three Months Ended April 30,
	2023	2022
	(Amounts in thousands)
Net cash provided by (used in) operating activities	$579	$(743)
Net cash used in investing activities	(167)	(15)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(328)
Net increase (decrease) in cash, cash equivalents and restricted cash	$386	$(1,086)

Historically, we have financed our operations and capital expenditures primarily with our cash and investments. Our cash, cash equivalents, restricted cash and marketable securities totaled $15.5 million at April 30, 2023.

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

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $0.6 million for the three months ended April 30, 2023, resulting from (i) our net loss of $0.7 million, (ii) an offset of $0.5 cumulative non-cash charges consisting of $0.1 million for depreciation, $0.4 million for stock-based compensation and $0.1 million for foreign currency transaction loss, and (iii) a net change in working capital of $0.8 million, including a $3.2 million decrease in accounts receivable due to the timing of collections and a $0.3 million increase in accounts payable, partially offset by a $0.6 million increase in unbilled receivables due to timing of milestone billings, a $0.5 million increase in prepaid expenses and other current assets and other assets due to our annual insurance renewal in the quarter ended April 30, 2023, a $1.6 million decrease in accrued expenses and other liabilities due to April 2023 payments of bonuses and commissions accrued for at January 31, 2023 and a $0.1 million decrease in deferred revenue.

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

Net cash used in investing activities

Net cash used in investing activities was $0.2 million for the three months ended April 30, 2023 due to purchases of marketable securities of $0.2 million. Net cash provided by investing activities was less than 0.1 million for the three months ended April 30, 2022 due to purchases of property and equipment.

Continued Nasdaq Listing and Reverse Stock Split

On June 17, 2022, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until December 14, 2022) to regain compliance with the Bid Price Requirement. On December 15, 2022, the Company received written notice from Nasdaq stating that, although the Company had not regained compliance with the Bid Price Requirement by December 14, 2022, in accordance with Nasdaq listing rules, the Company is eligible for an additional 180 calendar day period, or until June 12, 2023 (the “Extended Compliance Date”), to regain compliance with the Bid Price Requirement. Nasdaq’s determination was based on, among other things, (1) the Company’s written notice of its intention to transfer to The Nasdaq Capital Market (the “Capital Market”) (as issuers on The Nasdaq Global Select Market (the “Global Select Market”) are not eligible for an additional 180-day compliance period) and to cure the deficiency by the Extended Compliance Date by effecting a reverse stock split, if necessary, and (2) the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for the Capital Market, with the exception of the Bid Price Requirement. On December 15, 2022, Nasdaq approved the Company’s transfer from the Global Select Market to the Capital Market, a continuous trading market that operates in substantially the same manner as the Global Select Market.

In an effort to regain compliance with the Bid Price Requirement, on April 6, 2023, the Board approved a discretionary reverse stock split of the Company’s common stock in the range of 1-for‑15 shares and 1‑for-25 shares (the “Reverse Stock Split”), subject to stockholder approval at the Company’s annual meeting of stockholders held on May 19, 2023 (the “Annual Meeting”). At the Annual Meeting, the stockholders approved the Reverse Stock Split at a ratio in the range of 1-for-15 to 1-for-25, with such ratio to be determined at the discretion of the Board. On May 19, 2023, the Board approved a reverse stock split of 1-for-20 to also be effective as of May 19, 2023. Proportionate adjustments were made to the exercise price and number of shares issuable upon the exercise of the options outstanding under the Company’s equity incentive plans, and the number of shares subject to restricted stock units, deferred stock units and performance stock units under the Company’s equity incentive plans. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Instead, any fractional shares of common stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole share.

All references to common stock, equity-based common stock awards and all share and per share data contained in this Form 10-Q have been adjusted to reflect the Reverse Stock Split unless explicitly stated otherwise.

If, at any time before the Extended Compliance Date, the bid price for the Company’s common stock shares closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Bid Price Requirement, Nasdaq will provide written notification to the Company that it complies with the Bid Price Requirement. From the May 23, 2023 date that the Company's common stock began trading on a post-split basis on Nasdaq, the Company has maintained a minimum bid price of $1.00 in excess of 10 consecutive business days as required under the Bid Price Requirement, and, on June 7, 2023, Nasdaq notified the Company that it had regained compliance with the Bid Price Requirement.

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

There have been no material changes to our critical accounting policies and estimates during the three months ended April 30, 2023 from those disclosed in our financial statements and the related notes and other financial information included in our Form 10-K on file with the SEC, except for additional updated disclosures as described in Part I, Item I, Note 2, “Significant Accounting Policies, Revenue Recognition” to this Form 10-Q and the removal of goodwill, intangible assets and impairment of long-lived assets as described in Part V, Item 15, Note 2, “Significant Accounting Policies, Use of Estimates, Goodwill and Other Intangible Assets and Impairment of Long-lived Assets” to the Company's Form 10-K filed with the SEC on April 17, 2023.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for this reporting period and are not required to provide the information required under this item.

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

Based on the evaluation of our disclosure controls and procedures as of April 30, 2023, in accordance with the requirements under Rule 13a-15(b) of the Exchange Act, our principal executive officer and principal financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Further, we enter into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of our historical agreements require us to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to our products. From time to time, we also indemnify customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of our products and services or resulting from the acts or omissions of us, our employees, authorized agents or subcontractors. Management cannot reasonably estimate any potential losses, but these claims could result in material liability for us (see Part I, Item I, Note 5, “Commitments and Contingencies” to this Form 10-Q for more information).

ITEM 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in our Form 10-K and those set forth from time to time in our other filings with the SEC. There have been no material changes in our risk factors from those described in our Form 10-K. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following list of exhibits includes exhibits submitted with this Form 10-Q as filed with the SEC and those incorporated by reference to other filings.

Index to Exhibits

No.	Description

10.1*	Form of Restricted Stock Unit Agreement for Unregistered Shares to Non-Employee Directors pursuant to the Company's Amended and Restated 2021Compensation and Incentive Plan.

31.1*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, SeaChange International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 2023

SEACHANGE INTERNATIONAL, INC.

by:	/s/ PETER AQUINO
Peter Aquino
Chief Executive Officer (Principal Executive Officer)

by:	/s/ MARK SZYNKOWSKI
Mark Szynkowski
Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)